Form 10-Q
period 1996-04-30
JUST FOR FEET INC
filed 1996-06-03
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER   0-23570


                              JUST FOR FEET, INC.
             (Exact name of registrant as specified in its charter)

          ALABAMA                                            63-0734234
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

  153 CAHABA VALLEY PARKWAY NORTH
       BIRMINGHAM, AL                                          35124
(Address of principal executive offices)                     (Zip Code)

                                 (205) 403-8000
              (Registrant's telephone number, including area code)


                                 Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No
                       -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value - 17,691,368 shares as of May 29, 1996

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
- ----------------------------

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------


                                                                      April 30,        January 31,
                                                                         1996              1996
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 39,820,200      $ 96,854,200
  Marketable securities available for sale                          17,498,400        32,634,200
  Accounts receivable, net                                           4,553,500         3,409,500
  Merchandise inventories                                           67,063,100        56,637,900
  Other current assets                                               4,528,800         4,166,100
                                                                  ------------      ------------
           Total current assets                                    133,464,000       193,701,900

PROPERTY AND EQUIPMENT, NET                                         26,667,000        23,387,900

MARKETABLE SECURITIES AVAILABLE FOR SALE                            28,846,900        22,647,400

FRANCHISE RIGHTS                                                     3,248,100         3,293,200

OTHER ASSETS                                                           549,500           549,500
                                                                  ------------      ------------

                                                                  $192,775,500      $243,579,900
                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                             $ 55,000,000
  Accounts payable - trade                                        $ 23,855,300        22,268,600
  Accrued expenses                                                   3,504,300         2,777,200
  Income taxes                                                       2,102,400         3,552,000
  Deferred income taxes                                                644,700           681,100
  Obligations under capital leases and
    long-term debt due within one year                                 878,100         1,119,500
                                                                  ------------      ------------
           Total current liabilities                                30,984,800        85,398,400

LONG-TERM DEBT                                                       5,166,400         5,239,500

CAPITAL LEASE OBLIGATIONS                                            1,563,700         1,456,200

DEFERRED LEASE RENTALS                                               1,887,300         1,580,400

DEFERRED INCOME TAXES                                                  473,300           635,600
                                                                  ------------      ------------
           Total liabilities                                        40,075,500        94,310,100

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share; authorized
    20,000,000 shares; 17,551,861 and 17,532,096 shares issued and
    outstanding at April 30, 1996 and January 31, 1996, respective       1,800             1,800
  Paid-in capital                                                  135,082,200       135,125,000
  Retained earnings                                                 17,616,000        14,143,000
                                                                  ------------      ------------
            Total shareholders' equity                             152,700,000       149,269,800
                                                                  ------------      ------------
                                                                  $192,775,500      $243,579,900
                                                                  ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -----------------------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      April 30,
                                                          -----------------------------------
                                                               1996             1995

NET SALES                                                   $49,150,200      $21,136,300

COST OF SALES                                                28,396,800       12,277,800
                                                            -----------      -----------
GROSS PROFIT                                                 20,753,400        8,858,500
                                                            -----------      -----------

FRANCHISE FEES AND ROYALTIES EARNED                             121,700          105,000
                                                            -----------      -----------

OPERATING EXPENSES:
  Store operating                                            13,905,300        6,085,000
  Pre-opening costs                                           1,044,400          509,200
  General and administrative                                  1,520,600          781,600
                                                            -----------      -----------

           Total operating expenses                          16,470,300        7,375,800
                                                            -----------      -----------

OPERATING INCOME                                              4,404,800        1,587,700

INTEREST INCOME                                               1,120,900          561,100

INTEREST EXPENSE                                               (162,900)         (69,300)
                                                            -----------      -----------

INCOME BEFORE INCOME TAXES                                    5,362,800        2,079,500

PROVISION FOR INCOME TAXES                                    1,889,800          621,000
                                                            -----------      -----------

NET INCOME                                                  $ 3,473,000      $ 1,458,500
                                                            ===========      ===========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                          $      0.19      $      0.09
                                                            ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING                   18,639,527       15,982,656
                                                            ===========      ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.




JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                         April 30,
                                                                            ----------------------------------
                                                                                    1996             1995

OPERATING ACTIVITIES:
  Net income                                                                   $ 3,473,000      $ 1,458,500
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                                850,100          273,500
      Amortization of franchise rights                                              45,100           45,100
      Deferred income taxes                                                       (198,700)         (13,800)
      Deferred lease rentals                                                       306,900          128,300
   Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                                       (1,144,000)         (27,600)
      Merchandise inventories                                                  (10,425,200)     (13,366,300)
      Other assets                                                                (362,700)         (35,700)
      Accounts payable - trade                                                   1,586,700       10,304,600
      Accrued expenses                                                             727,100            4,100
      Income taxes                                                              (1,449,600)         596,300
                                                                               -----------      -----------
           Net cash used in operating activities                                (6,591,300)        (633,000)
                                                                               -----------      -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                                           (14,783,500)     (17,617,400)
  Sales of marketable securities                                                23,586,200
  Purchases of property and equipment                                           (3,995,600)        (797,200)
                                                                               -----------      -----------
           Net cash provided by (used in) investing activities                   4,807,100      (18,414,600)
                                                                               -----------      -----------

FINANCING ACTIVITIES:
  Net borrowings under credit agreement                                                           2,435,800
  Repayment of short-term borrowing                                            (55,000,000)
  Proceeds from long-term debt                                                                      379,100
  Principal payments on long-term debt                                            (140,700)        (229,200)
  Principal payments on capital lease obligations                                  (66,300)         (10,000)
  Exercise of stock options                                                        101,500           16,800
  Other                                                                           (144,300)
                                                                               -----------      -----------
           Net cash provided by (used in) financing activities                 (55,249,800)       2,592,500
                                                                               -----------      -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (57,034,000)     (16,455,100)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                           96,854,200       36,353,300
                                                                               -----------      -----------

  END OF PERIOD                                                                $39,820,200      $19,898,200
                                                                               ===========      ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.



JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


    NOTE 1 - GENERAL

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which Just For Feet, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

    The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year ending January 31, 1997. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

    NOTE 2 - STOCKHOLDERS' EQUITY

    On May 28, 1996, the Company's shareholders increased the authorized number of common shares to 70,000,000 and the number of common shares reserved for issuance under the employee incentive stock option plan to 3,000,000.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Just For Feet was founded in 1977 by its current Chairman and Chief Executive Officer, Harold Ruttenberg, with the opening of a small mall-based store in Birmingham, Alabama. In 1988, Just For Feet opened its first superstore adjacent to the Galleria Mall in Birmingham. As a result of the success and high sales volume generated by the larger store format, since that time the Company has focused on developing and refining its superstore concept.

  As of April 30, 1996, there were 37 Just For Feet stores operating in 10 states, including seven stores operated by the Company's only franchisee. Of the 30 Company operated stores, 12 stores were opened in fiscal 1995 and three stores were opened during the first quarter of fiscal 1996. The Company expects to open a total of 27 new stores during fiscal 1996 and the first quarter of fiscal 1997, with approximately 16 new stores expected to open in fiscal 1996 and approximately 11 new stores expected to open in the first quarter of fiscal 1997. The Company intends to open six additional stores prior to the end of fiscal 1997 for a total of 60 Company-owned stores. The Company may accelerate the opening of new stores in any one fiscal quarter.

  In addition to its prototype stores, the Company has opened three high-visibility, high-profile "flagship" stores, including its original Las
Vegas store. The Company has plans to open an additional four flagship stores in selected locations. Initial capital expenditures associated with opening such flagship stores are higher than for prototype stores; however, the Company believes that such increased costs will be offset by additional revenue generated by the enhanced entertainment and visibility provided by such stores, and that the overall profitability of such stores will be equivalent to that of the Company's prototype stores.

  In order to access markets too small to support a traditional Just For Feet superstore, the Company is contemplating the introduction of a smaller store, offering a more limited selection of athletic and outdoor footwear. Management anticipates that, should it elect to pursue this new concept, it would be developed either internally or through the acquisition of an existing footwear retailer currently operating in the manner envisioned for the new stores. Regardless of the means by which it may be developed, implementation of this new concept could involve significant start-up costs.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the first three months of fiscal 1996, comparable store sales increased 42.0%. The Company does not expect comparable store sales to continue to increase at such rates, nor can any assurance be given that comparable store sales will continue to increase.

  For fiscal 1996, the Company adopted a bonus plan for all corporate level employees. Under the plan, such employees are eligible to receive a year-end bonus equal to a percentage of their annual salaries based on the Company's per share operating results in excess of a target level. A maximum of $2.5 million can be distributed to participants under the plan.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                               THREE MONTHS
                              ENDED APRIL 30,
                              ----------------
                               1995     1996
                              -------  -------
Net sales...................    100.0%   100.0%
Cost of sales...............     58.1     57.8
                              -------  -------
  Gross profit..............     41.9     42.2
Franchise fees and royalties
 earned.....................      0.5      0.2
Operating expenses:
  Store operating...........     28.8     28.3
  Pre-opening costs.........      2.4      2.1
  General and administra-
   tive.....................      3.7      3.1
  Executive options.........      --       --
                              -------  -------
    Operating income........      7.5      8.9
Interest income (expense),
 net........................      2.3      2.0
                              -------  -------
Income (loss) before income
 taxes......................      9.8     10.9
Provision for income taxes..      2.9      3.8
                              -------  -------
  Net income (loss).........      6.9%     7.1%
                              =======  =======

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30,
1995

  Net Sales. Net sales increased $28.1 million or 133% to $49.2 million in the first quarter of fiscal 1996 compared to net sales of $21.1 million for the first quarter of fiscal 1995. This increase was primarily attributable to fourteen new stores opened since April 30, 1995, and an increase in comparable store sales of 42.0%. This calculation for comparable store sales currently includes a total of sixteen stores. The comparable store sales increase was primarily due to an increase in the number of footwear units sold.

  Gross Profit. Gross profit as a percentage of net sales increased to 42.2% in the first quarter of fiscal 1996 from 41.9% in the first quarter of fiscal 1995.

  Store Operating Expenses. Store operating expenses increased $7.8 million or 128% to $13.9 million in the first quarter of fiscal 1996 from $6.1 million in the first quarter of fiscal 1995. The increase was primarily attributable to the operating expenses of the fourteen stores opened since April 30, 1995. As a percentage of net sales, store operating expenses decreased to 28.3% in the first quarter of fiscal 1996 from 28.8% in the first quarter of fiscal 1995.

  Store Pre-Opening Costs. Store pre-opening costs, which are amortized over the 12 months following a store opening, increased to $1.0 million in the first quarter of fiscal 1996 from $509,000 in the first quarter of fiscal 1995, as a result of new store openings.

  General and Administrative Expenses. General and administrative expense increased $739,000 or 94.5% but decreased as a percentage of net sales from 3.7% to 3.1% in the first quarter of fiscal 1996. The dollar increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems, as well as the accrual of amounts related to the corporate bonus plan. The percentage decrease resulted from greater efficiencies of scale in the Company's operations.

  Operating Income. Operating income increased to $4.4 million in the first quarter of fiscal 1996 from $1.6 million in the first quarter of fiscal 1995. As a percentage of net sales, operating income increased to 8.9% in the first quarter of fiscal 1996 from 7.5% in the first quarter of fiscal 1995.

  Net Interest Income. Net interest income was $958,000 in the first quarter of fiscal 1996 compared to $492,000 in the first quarter of fiscal 1995. This increase was primarily attributable to investing the proceeds of the Company's January and September 1995 public offerings of Common Stock.

  Net Income. As a result of the above factors, net income increased to $3.5 million in the first quarter of fiscal 1996 from net income of $1.5 million in the first quarter of fiscal 1995.


SEASONALITY AND QUARTERLY FLUCTUATIONS

  The Company does not experience significant seasonal fluctuations in its business. However, the highest sales periods for the Company are the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower gross margins during January and February due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate materially depending on the timing of new store openings and related pre-opening expenses, net sales contributed by new stores and increases or decreases in comparable store sales.

  The following table sets forth certain unaudited results of operations for the Company's last five quarters ended April 30, 1996. The unaudited information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown. All amounts shown are in thousands, except per share and store data.

                                              FISCAL 1995           FISCAL 1996
                                    ------------------------------- -----------
                                     FIRST  SECOND   THIRD  FOURTH     FIRST
                                    QUARTER QUARTER QUARTER QUARTER   QUARTER
                                    ------- ------- ------- ------- -----------
Net sales.......................... $21,136 $25,435 $34,770 $38,478   $49,150
Gross profit.......................   8,859  10,811  14,287  16,893    20,753
Operating income...................   1,588   2,691   3,307   4,041     4,405
Net income.........................   1,459   2,056   2,951   3,256     3,473
Net income per share............... $  0.09 $  0.13 $  0.17 $  0.18   $  0.19
Weighted average shares
 outstanding.......................  15,983  16,372  17,565  18,506    18,640
Company stores at end of period....      16      21      24      27        30

LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are the proceeds of two public offerings of common stock in January and September 1995, and the Company's ability to borrow under its line of credit. The Company had working capital of $55.6 million and $102.5 million at April 30, 1995 and 1996, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During fiscal 1995, the Company acquired property and equipment of $6.9 million to open 12 new stores, invested $2.1 million to upgrade its management information systems and spent $2.2 million on the construction of the new corporate headquarters facility. The Company's short-term operational cash requirements are not highly seasonal. The Company had $86.2 million in cash and marketable securities as of April 30, 1996.

  In September 1995, the Company completed a public offering of 2,100,000 shares of Common Stock at $33.00 per share. Net proceeds of approximately $65.6 million are being used to acquire fixed assets and inventory for the opening of new stores. A portion of such net proceeds were also used to upgrade and expand the Company's management information systems.

  As of April 30, 1996, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1996, permits the Company to borrow up to $10.0 million for general working capital purposes. The Company is renegotiating a new credit line, and expects such new credit line to be in place by July 1, 1996. Borrowings under the existing line of credit bear interest at either the bank's prime rate (8.25% at April 30, 1996) or a rate based on LIBOR, and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

  Just For Feet's primary capital requirements are for the openings of new superstores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.2 to $2.0 million, depending on the amount of vendor and landlord assistance, while the total cash required to open a flagship store ranges from $2.0 to $2.5 million. During fiscal 1996 and the first quarter of fiscal 1997, the Company expects to open a total of 27 stores, with approximately 16 stores expected to open in fiscal 1996 and approximately 11 stores expected to open in the first quarter of fiscal 1997. Six of such 27 stores have been opened during fiscal 1996 to date. The Company intends to open six additional stores prior to the end of fiscal 1997, for a total of 60 Company owned stores. Of the new stores to be opened, four are expected to be flagship stores.

  The Company is not currently planning any major capital expenditures other than new store openings. Although the Company has no current commitments or understandings with respect to the acquisition of any entity, the Company has explored and continues to explore acquisitions, including acquisitions of entities employing an alternative format to that of Just For Feet. The Company may utilize an acquisition to develop its new smaller store concept. Regardless of whether the Company utilizes an acquisition to implement its new concept or develops the concept internally, the Company may incur significant start-up costs. In addition, to support the Company's continued growth, the Company plans to continue to invest in information systems and personnel, and is evaluating the possibility of constructing a new corporate headquarters. The Company believes that whether or not the Company makes any acquisitions or constructs a new corporate headquarters, the proceeds of its public stock offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

IMPACT OF INFLATION

  The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits.
3(i)    Amended and Restated Articles of Incorporation
3(i).1 Articles of Amendment, dated May 28, 1996, amending the Company's Amended and Restated Articles of Incorporation
10.6.2  Amendment No. 3 to Just For Feet, Inc. Employee Incentive Stock Option
        Plan
10.50 Master Revolving Promissory Note dated October 24, 1995 in the principal amount of $10,000,000 payable to Compass Bank
(b)     Reports on Form 8-K. None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JUST FOR FEET, INC.


Dated: May 31, 1996                    By: /s/ Harold Ruttenberg
                                          -------------------------------
                                          Harold Ruttenberg
                                          Chairman, President and Chief
                                          Executive Officer


Dated: May 31, 1996                    By: /s/ Robert C. Wabler
                                          -------------------------------
                                          Robert C. Wabler
                                          Executive Vice President, Chief
                                          Financial Officer

                                 EXHIBIT INDEX

3(i)    Amended and Restated Articles of Incorporation
3(i).1 Articles of Amendment, dated May 28, 1996, amending the Company's Amended and Restated Articles of Incorporation
10.6.2  Amendment No. 3 to Just For Feet, Inc. Employee Incentive Stock Option
        Plan
10.50 Master Revolving Promissory Note dated October 24, 1995 in the principal amount of $10,000,000 payable to Compass Bank