Form 10-Q/A
period 1996-04-30
JUST FOR FEET INC
filed 1996-08-09
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

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


Amended Items:  Item 6.  Exhibits and Reports on Form 8-K.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits.
*3(i)    Amended and Restated Articles of Incorporation
*3(i).1 Articles of Amendment, dated May 28, 1996, amending the Company's Amended and Restated Articles of Incorporation
*10.6.2 Amendment No. 3 to Just For Feet, Inc. Employee Incentive Stock Option Plan
*10.50 Master Revolving Promissory Note dated October 24, 1995 in the principal amount of $10,000,000 payable to Compass Bank

27       Financial Data Schedule

(b)      Reports on Form 8-K. None
- ----------
* Previously Filed

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JUST FOR FEET, INC.


Dated: August 8, 1996                  By: /s/ Harold Ruttenberg
                                          -------------------------------
                                          Harold Ruttenberg
                                          Chairman, President and Chief
                                          Executive Officer


Dated: August 8, 1996                  By: /s/ Robert C. Wabler
                                          -------------------------------
                                          Robert C. Wabler
                                          Executive Vice President, Chief
                                          Financial Officer

                                 EXHIBIT INDEX

*3(i)    Amended and Restated Articles of Incorporation
*3(i).1 Articles of Amendment, dated May 28, 1996, amending the Company's Amended and Restated Articles of Incorporation
*10.6.2 Amendment No. 3 to Just For Feet, Inc. Employee Incentive Stock Option Plan
*10.50 Master Revolving Promissory Note dated October 24, 1995 in the principal amount of $10,000,000 payable to Compass Bank

27       Article 5 Financial Data Schedule
- ---------
* Previously filed