Form 10-Q
period 1996-07-31
JUST FOR FEET INC
filed 1996-09-16
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
     July 31, 1996                                               0-23570


                              JUST FOR FEET, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Alabama                                               63-0734234
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


153 Cahaba Valley Parkway North, Birmingham, Alabama                   35124
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:         (205) 403-8000
                                                     ---------------------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes      X                  No ___________
                -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.0001 per share               18,903,952 shares
- ------------------------------------------     ---------------------------------
                  Class                         Outstanding at September 5, 1996

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                      JULY 31,               JANUARY 31,
                                                                                        1996                     1996
ASSETS                                                                               (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                          $ 90,621,800             $ 96,854,200
 Marketable securities available for sale                                             27,721,400               32,634,200
 Accounts receivable, net                                                              4,178,600                3,409,500
 Merchandise inventories                                                              94,590,200               56,637,900
 Other current assets                                                                  7,262,400                4,166,100
                                                                                    ------------             ------------
     Total current assets                                                            224,374,400              193,701,900

PROPERTY AND EQUIPMENT, NET                                                           35,603,900               23,387,900

MARKETABLE SECURITIES AVAILABLE FOR SALE                                               9,581,600               22,647,400

FRANCHISE RIGHTS                                                                       3,203,000                3,293,200

OTHER ASSETS                                                                              67,600                  549,500
                                                                                    ------------             ------------
                                                                                    $272,830,500             $243,579,900
                                                                                    ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings                                                                                       $ 55,000,000
 Accounts payable - trade                                                           $ 43,515,600               22,268,600
 Accrued expenses                                                                      5,192,100                2,777,200
 Income taxes                                                                             19,200                3,552,000
 Deferred income taxes                                                                 1,925,400                  681,100
 Obligations under capital leases and
  long-term debt due within one year                                                   1,171,800                1,119,500
                                                                                    ------------             ------------
     Total current liabilities                                                        51,824,100               85,398,400

LONG-TERM DEBT                                                                         5,327,400                5,239,500

CAPITAL LEASE OBLIGATIONS                                                              1,741,000                1,456,200

DEFERRED LEASE RENTALS                                                                 2,371,000                1,580,400

DEFERRED INCOME TAXES                                                                    358,700                  635,600
                                                                                    ------------             ------------
     Total liabilities                                                                61,622,200               94,310,100
                                                                                    ------------             ------------
SHAREHOLDERS' EQUITY
 Common stock - par value $.0001 per share; authorized
  70,000,000 shares; 18,899,095 and 17,532,096 shares issued and
  outstanding at July 31, 1996 and January 31, 1996, respectively                          1,900                    1,800
 Paid-in capital                                                                     189,040,400              135,125,000
 Retained earnings                                                                    22,166,000               14,143,000
                                                                                    ------------             ------------
     Total shareholders' equity                                                      211,208,300              149,269,800
                                                                                    ------------             ------------

                                                                                    $272,830,500             $243,579,900
                                                                                    ============             ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- --------------------------------------------------------------------------------

                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JULY 31,                           JULY 31,
                                   ---------------------------------  --------------------------------
                                         1996            1995              1996             1995
NET SALES                            $58,379,200      $25,434,900      $107,529,400      $46,571,200

COST OF SALES                         33,567,300       14,624,200        61,964,100       26,902,000
                                     -----------      -----------      ------------      -----------

GROSS PROFIT                          24,811,900       10,810,700        45,565,300       19,669,200
                                     -----------      -----------      ------------      -----------
FRANCHISE FEES AND
 ROYALTIES EARNED                        112,600          111,000           234,300          216,000
                                     -----------      -----------      ------------      -----------
OPERATING EXPENSES:
 Store operating                      15,434,200        6,830,400        29,339,500       12,930,000
 Pre-opening costs                     1,571,900          531,600         2,616,300        1,040,800
 General and administrative            1,866,600          868,300         3,387,200        1,635,100
                                     -----------      -----------      ------------      -----------

     Total operating expenses         18,872,700        8,230,300        35,343,000       15,605,900
                                     -----------      -----------      ------------      -----------

OPERATING INCOME                       6,051,800        2,691,400        10,456,600        4,279,300

INTEREST INCOME                        1,263,400          603,700         2,384,300        1,164,600

INTEREST EXPENSE                        (257,500)        (190,400)         (420,400)        (259,700)

                                     -----------      -----------      ------------      -----------

INCOME BEFORE INCOME
 TAXES                                 7,057,700        3,104,700        12,420,500        5,184,200

PROVISION FOR INCOME
 TAXES                                 2,507,700        1,048,500         4,397,500        1,669,500
                                     -----------      -----------      ------------      -----------

NET INCOME                           $ 4,550,000      $ 2,056,200      $  8,023,000      $ 3,514,700
                                     -----------      -----------      ------------      -----------

NET INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE                               $      0.24      $      0.13      $       0.42      $      0.22
                                     -----------      -----------      ------------      -----------

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 EQUIVALENT SHARES
 OUTSTANDING                          19,258,821       16,371,560        18,948,119       16,245,246
                                     -----------      -----------      ------------      -----------

   The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JULY 31,
                                                                            ------------------------------------
                                                                                   1996                1995
OPERATING ACTIVITIES:
 Net income                                                                   $  8,023,000        $  3,514,700
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                                 1,605,100             598,000
   Amortization of franchise rights                                                 90,200              90,500
   Deferred income taxes                                                           967,400             355,000
   Deferred lease rentals                                                          790,600             257,600
 Changes in assets and liabilities providing (using) cash:
   Accounts receivable                                                            (769,100)           (478,300)
   Merchandise inventories                                                     (37,952,300)        (27,828,500)
   Other assets                                                                 (2,614,400)         (1,607,600)
   Accounts payable - trade                                                     21,247,000          18,988,600
   Accrued expenses                                                              2,414,900             306,300
   Income taxes                                                                 (3,532,800)          1,067,700
                                                                              ------------        ------------
       Net cash used in operating activities                                    (9,730,400)         (4,736,000)
                                                                              ------------        ------------
INVESTING ACTIVITIES:
 Purchases of marketable securities                                            (21,743,300)        (28,013,100)
 Maturities and sales of marketable securities                                  39,721,900           9,548,500
 Purchases of property and equipment                                           (13,287,700)         (3,460,600)
                                                                              ------------        ------------
       Net cash provided by (used in) investing activities                       4,690,900         (21,925,200)
                                                                              ------------        ------------
FINANCING ACTIVITIES:
 Net short-term borrowings (repayments)                                        (55,000,000)          6,336,400
 Proceeds from long-term debt                                                      350,000             686,700
 Principal payments on long-term debt                                             (289,600)           (560,400)
 Principal payments on capital lease obligations                                  (168,800)            (15,700)
 Net proceeds from issuance of common stock                                     52,916,700
 Exercise of stock options                                                         998,800             144,100
                                                                              ------------        ------------
       Net cash provided by (used in) financing activities                      (1,192,900)          6,591,100
                                                                              ------------        ------------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                               (6,232,400)        (20,070,100)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                                            96,854,200          36,353,300
                                                                              ------------        ------------
 END OF PERIOD                                                                $ 90,621,800        $ 16,283,200
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

The results of operations for the three month period and the six month period ended July 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending January 31, 1997. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - LINE OF CREDIT

During July 1996, the Company renewed its line of credit agreement to now expire on July 1, 1997. The line of credit permits the Company to borrow up to $20,000,000 with interest payable at either the bank's prime rate or a rate based on LIBOR. Borrowings under the line of credit, if any, are unsecured.

NOTE 3 - STOCKHOLDERS' EQUITY

On May 28, 1996, the Company's shareholders increased the authorized number of common shares to 70,000,000 and the number of common shares reserved for issuance under the employees incentive stock option plan to 3,000,000.

In June 1996, the Company completed an offering of common stock in which the Company sold 1,092,500 shares of common stock at a price of $51.375 for which net proceeds (after offering costs) to the Company totaled approximately $52,916,700.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Just For Feet, Inc., was founded in 1977 by its current Chairman and Chief Executive Officer, Harold Ruttenberg, with the opening of a small mall-based store in Birmingham, Alabama. In 1988, Just For Feet opened its first superstore adjacent to the Galleria Mall in Birmingham. As a result of the success and high sales volume generated by the larger store format, since that time the Company has focused on developing and refining its superstore concept.

     As of July 31, 1996, there were 46 Just For Feet stores operating in 12 states, including seven stores operated by the Company's only franchisee. Of the 39 Company operated stores, 12 have been opened during fiscal 1996. The Company expects to open a total of 27 new stores during fiscal 1996 and the first quarter of fiscal 1997, with a total of approximately 17 new stores expected to open in fiscal 1996 and approximately 10 new stores expected to open in the first quarter of fiscal 1997. The Company intends to open 11 additional stores prior to the end of fiscal 1997 for a total of 65 Company operated stores. The Company may accelerate the opening of new stores in any one fiscal quarter.

     In addition to its prototype stores, the Company has opened three high-visibility, high-profile "flagship" stores, including its original Las Vegas store. The Company has plans to open approximately an additional three flagship stores in selected locations. Initial capital expenditures associated with opening such flagship stores are higher than for prototype stores; however, the Company believes that such increased costs will be offset by additional revenue generated by the enhanced entertainment and visibility provided by such stores, and that the overall profitability of such stores will be equivalent to that of the Company's prototype stores.

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

     In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the first six months of fiscal 1996, comparable store sales increased 36.0%. No assurance can be given that comparable store sales will continue to increase.

     For fiscal 1996, the Company adopted a bonus plan for all corporate level employees. Under the plan, such employees are eligible to receive a year-end bonus equal to a percentage of their annual salaries based on the Company's per share operating results in excess of a target level. A maximum of $2.5 million can be distributed to participants under the plan.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:


                                    Three Months Ended      Six Months Ended
                                         July 31,               July 31,
                                   --------------------   ------------------
                                      1996       1995       1996      1995
                                   ---------   --------   --------  --------
NET SALES                             100.0%    100.0%      100.0%     100.0%
COST OF SALES                          57.5      57.5        57.6       57.8
                                      -----     -----       -----      -----
GROSS PROFIT                           42.5      42.5        42.4       42.2
FRANCHISE FEES AND ROYALTIES
  EARNED                                0.2       0.4         0.2        0.5
OPERATING EXPENSES:
     Store operating                   26.4      26.8        27.3       27.8
     Pre-opening costs                  2.7       2.1         2.4        2.2
     General and administrative         3.2       3.4         3.2        3.5
                                      -----     -----       -----      -----
OPERATING INCOME                       10.4      10.6         9.7        9.2
INTEREST INCOME - NET                   1.7       1.6         1.8        1.9
                                      -----     -----       -----      -----
INCOME BEFORE INCOME TAXES             12.1      12.2        11.5       11.1
PROVISION FOR INCOME TAXES              4.3       4.1         4.1        3.6
                                      -----     -----       -----      -----
NET INCOME                              7.8%      8.1%        7.4%       7.5%
                                      =====     =====       =====      =====

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

     Net Sales. Net sales increased $33.0 million or 130% to $58.4 million in the second quarter of fiscal 1996 compared to net sales of $25.4 million for the second quarter of fiscal 1995. This increase was primarily attributable to 18 new stores opened since July 31, 1995 and an increase in comparable store sales of 30.4%. The calculation of comparable store sales included a total of 19 stores at July 31, 1996. The comparable store sales increase was due primarily to a 44.0% increase in the number of footwear units sold.

     Gross Profit. Gross profit as a percentage of net sales remained constant in the second quarter of fiscal 1996 at 42.5%.

     Store Operating Expenses. Store operating expenses increased $8.6 million or 126% to $15.4 million from $6.8 million in the second quarter of fiscal 1995. The increase was primarily attributable to the operating expenses of the 18 stores opened since July 31, 1995. As a percentage of net sales, store operating expenses decreased to 26.4% in the second quarter of fiscal 1996 from 26.8% in the second quarter of fiscal 1995.

     Store Pre-opening Costs. Store pre-opening costs, which are amortized over the 12 months following a store opening, increased to $1.6 million in second quarter of fiscal 1996 from $531,600 in the second quarter of fiscal 1995 as a result of new store openings and an increase in the dedicated corporate staff to support such new store openings.

     General and Administrative Expense. General and administrative expense increased $998,300 or 115% but decreased as a percentage of net sales in the second quarter of fiscal 1996 to 3.2% from 3.4% in the second quarter of fiscal 1995. The dollar increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems, as well as the accrual of amounts related to the corporate bonus plan. The percentage decrease resulted from greater economies of scale in the Company's operations.

     Operating Income. Operating income increased to $6.1 million in the second quarter of fiscal 1996 from $2.7 million in the second quarter of fiscal 1995. As a percentage of net sales, operating income decreased slightly to 10.4% in the second quarter of fiscal 1996 from 10.6% in the second quarter of fiscal 1995.

     Net Interest Income. Net interest income increased $592,600 to $1.0 million in the second quarter of fiscal 1996 compared to $413,300 in the second quarter of fiscal 1995. This increase was primarily attributable to investment income realized from investing the proceeds of public offerings of the Company's common stock in September 1995 and June 1996. See "-- Liquidity and Capital Resources."

     Net Income. As a result of the above factors, net income increased to $4.6 million in the second quarter of fiscal 1996 from $2.1 million in the second quarter of fiscal 1995.

SIX MONTHS ENDED JULY 31, 1996 COMPARED TO SIX MONTHS ENDED JULY 31, 1995

  Net Sales. Net sales increased $60.9 million or 131% for the first six months fiscal 1996 to $107.5 million compared to net sales of $46.6 million for the same period of fiscal 1995. This increase was primarily attributable to 18 new stores opened since July 31, 1995 and an increase in comparable store sales of 36.0%. The calculation of comparable store sales included a total of 19 stores at July 31, 1996. The comparable store sales increase was due primarily to a 49.0% increase in the number of footwear units sold.

  Gross Profit. Gross profit as a percentage of net sales increased slightly to 42.4% in the first six months of fiscal 1996 from 42.2% in the same period of fiscal 1995.

  Store Operating Expenses. Store operating expenses increased $16.4 million or 127% to $29.3 million in the first six months of fiscal 1996 from $12.9 million in the first six months of fiscal 1995. This increase was primarily attributable to the operating expenses of the 18 stores opened since July 31, 1995. As a percentage of net sales, store operating expenses decreased to 27.3% in the first six months of fiscal 1996 from 27.8% in the first six months of fiscal 1995.

  Store Pre-opening Costs. Store pre-opening costs, which are amortized over the 12 months following a store opening, increased to $2.6 million in the first six months of fiscal 1996 from $1.0 million in the first six months of fiscal 1995 as a result of new store openings and an increase in the dedicated corporate staff to support such new store openings.

  General and Administrative Expense. General and administrative expense increased $1.8 million or 107% but decreased as a percentage of net sales in the first six months of fiscal 1996 to 3.2% from 3.5% in the first six months of fiscal 1995. The dollar increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems, as well as the accrual of amounts related to the corporate bonus plan. The percentage decrease resulted from greater economies of scale in the Company's operations.

  Operating Income. Operating income increased 144% to $10.5 million in the first six months of fiscal 1996 from $4.3 million in the first six months of fiscal 1995 and increased as a percentage of net sales to 9.7% from 9.2% in the comparable prior year period. This increase was primarily due to 18 new stores opened since July 31, 1995.

  Net Interest Income. Net interest income increased $1.1 million to $2.0 million in the first six months of fiscal 1996 compared to $904,900 in the first six months of fiscal 1995. The increase was primarily attributable to investment income realized from investing the proceeds of public offerings, of the Company's common stock in September 1995 and June 1996. See "-- Liquidity and Capital Resources."

  Net Income. As a result of the above factors, net income increased to $8.0 million in the first six months of fiscal 1996 from $3.5 million in the first six months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are the proceeds of three public offerings of common stock (January 1995, September 1995 and June 1996) and the Company's ability to borrow under its line of credit. The Company had working capital of $172.6 million and $108.3 million as of July 31, 1996 and January 31, 1996, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During the first six months of fiscal 1996, the Company acquired property and equipment totaling $13.3 million to open 12 new stores and to support its continued growth. The Company's short term operational cash requirements are not highly seasonal. The Company had $118.3 million in cash and short-term marketable securities as of July 31, 1996.

  In September 1995, the Company completed a public offering of 2,100,000 shares of common stock at $33.00 per share. Net proceeds of approximately $65.6 million are being used to acquire fixed assets and inventory for the opening of new stores. A portion of such net proceeds was also used to upgrade and expand the Company's management information systems.

  In June 1996, the Company completed a public offering of 1,092,500 shares of common stock at $51.38 per share. Net proceeds of approximately $52.9 million are being used to acquire fixed assets and inventory for the opening of new stores and for general corporate purposes.

  As of July 31, 1996, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1997, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings under such line of credit bear interest at either the bank's prime rate (8.25% at July 31, 1996) or a rate based on LIBOR, and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

  Just For Feet's primary capital requirements are for the openings of new superstores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.2 to $2.2 million, depending on the amount of vendor and landlord assistance. During fiscal 1996 and the first quarter of fiscal 1997, the Company expects to open a total of 27 stores, with approximately 17 stores expected to open in fiscal 1996 and approximately 10 stores expected to open in the first quarter of fiscal 1997. Twelve of such 27 stores have been opened during fiscal 1996 to date. The Company intends to open 11 additional stores prior to the end of fiscal 1997, for a total of 65 Company operated stores. Of the new stores to be opened, approximately three are expected to be flagship stores.

  The Company is planning the construction of a new corporate headquarters facility. The Company has closed the purchase of approximately 25 acres of land in Birmingham, Alabama at a cost of approximately $1,150,000, financed through its line of credit. The Company has very preliminary plans for the construction of an approximately 40,000 to 50,000 square foot, three story building. The Company currently estimates construction costs to be between $4 million and $8 million, which the Company may also finance with a loan from a bank. The Company expects to commence construction in the third or fourth quarter of the current fiscal year.

   Although the Company has no current commitments or understanding with respect to the acquisition of any entity, the Company has explored and continues to explore acquisitions, including acquisitions of entities employing an alternative format to that of Just For Feet. The Company may utilize an acquisition to develop a new smaller store concept currently being considered by management. Regardless of whether the Company utilizes an acquisition to implement its new concept or develops the concept internally, the Company may incur significant start-up costs. In addition, to support the Company's continued growth, the Company plans to continue to invest in information systems and personnel. Except as described above, the Company currently is not planning any major expenditures other than new store openings and believes that the proceeds of its public stock offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

SEASONALITY

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

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------

     On May 28, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Harold Ruttenberg, Robert C. Wabler, Bart Starr, Sr. Michael
P. Lazarus, Randall L. Haines and David F. Bellet. The number of votes cast for and against the election of each nominee for director was as follows:

          DIRECTOR                         FOR             WITHHOLD AUTHORITY
          --------                         ---             ------------------
     Harold Ruttenberg...........       15,089,608               80,492

     Robert C. Wabler............       15,089,608               80,492

     Bart Starr, Sr. ............       15,089,508               80,592

     Michael P. Lazarus..........       15,089,808               80,292

     Randall L. Haines...........       15,089,008               81,092

     David F. Bellet.............       15,089,208               80,892

     In addition, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of stock from 25,002,667 shares to 75,000,000 shares, consisting of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock, and eliminating the authorized Series A Preferred Stock. The number of votes cast in favor of the adoption of the amendment to the Articles of Incorporation was 12,394,739 and the number of votes cast against the amendment was 2,608,872. There were 72,720 abstentions and broker non-votes.

     In addition, the Company's shareholders approved an amendment to the Company's Articles of Incorporation giving the Board of Directors the power to fill vacancies on the Board resulting from an increase in the number of directors. The number of votes cast in favor of the adoption of the amendment was 12,440,993 and the number of votes cast against the amendment was 2,619,110. There were 72,203 abstentions and broker non-votes.

     Finally, the Company's shareholders approved an amendment to the Company's Employee Incentive Stock Option Plan, to increase the number of shares available for issuance pursuant to such plan from 1,650,000 shares to 3,000,000 shares. The number of votes cast in favor of adoption of the amendment to the Employee Incentive Stock Option Plan was 11,953,312 and the number of votes cast against adoption of the amendment was 2,146,030. There were 73,953 abstentions and broker non-votes.

Item 6.          Exhibits and Reports on Form 8-K.
- ------           --------------------------------

          (a) Exhibits. The following exhibits are filed with this report:

               10.50.1 Amended and Restated Master Revolving Promissory Note dated July 1, 1996 in the principal amount of $20,000,000 payable to Compass Bank

               27        Financial Data Schedule

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended July 31, 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JUST FOR FEET, INC.



Dated: September 13, 1996          By: /s/ Harold Ruttenberg
                                      ------------------------------------------
                                       Harold Ruttenberg
                                       Chairman, President and Chief
                                       Executive Officer




Dated: September 13, 1996          By: /s/ Robert C. Wabler
                                      ------------------------------------------
                                       Robert C. Wabler
                                       Executive Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

                                                                     Sequential
Exhibit Number                 Description                          Page Number
- --------------                 -----------                          -----------
10.50.1                 Amended and Restated Master Revolving
                        Promissory Note dated July 1, 1996 in
                        the principal amount of $20,000,000
                        payable to Compass Bank

27                      Financial Data Schedule
