Form 10-Q
period 1996-10-31
JUST FOR FEET INC
filed 1996-12-16
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     October 31, 1996                                              0-23570


                              JUST FOR FEET, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Alabama                                               63-0734234
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

153 Cahaba Valley Parkway North, Birmingham, Alabama                 35124
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:        (205) 403-8000
                                                    ----------------------------
        N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X               No
                             -----------             -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, par value $.0001 per share             28,486,851 shares
--------------------------------------------------------------------------------
                  Class                         Outstanding at December 10, 1996

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                        October 31,     January 31,
                                                                           1996            1996
ASSETS                                                                   Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 57,540,400    $ 96,854,200
  Marketable securities available for sale                                31,296,400      32,634,200
  Accounts receivable, net                                                 6,885,900       3,409,500
  Merchandise inventories                                                 92,799,400      56,637,900
  Other                                                                    9,625,700       4,166,100
                                                                        ------------    ------------
           Total current assets                                          198,147,800     193,701,900

PROPERTY AND EQUIPMENT, NET                                               44,881,500      23,387,900

REPURCHASED FRANCHISE RIGHTS, NET                                          3,157,900       3,293,200

MARKETABLE SECURITIES AVAILABLE FOR
  SALE, NON-CURRENT                                                        4,261,500      22,647,400

OTHER ASSETS                                                                  92,600         549,500
                                                                        ------------    ------------

                                                                        $250,541,300    $243,579,900
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                 $ 55,000,000
  Accounts payable                                                        13,966,600      22,268,600
  Accrued liabilities                                                      3,628,800       2,777,200
  Income taxes                                                             1,815,700       3,552,000
  Deferred income taxes                                                    1,925,400         681,100
  Obligations under capital leases and long-term
    debt due within one year                                               1,539,400       1,119,500
                                                                        ------------    ------------
           Total current liabilities                                      22,875,900      85,398,400

CAPITAL LEASE OBLIGATIONS                                                  2,035,700       1,456,200

LONG-TERM DEBT                                                             5,207,700       5,239,500

DEFERRED LEASE RENTALS                                                     2,446,800       1,580,400

DEFERRED INCOME TAXES                                                        344,900         635,600
                                                                        ------------    ------------

           Total liabilities                                              32,911,000      94,310,100
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share; 70,000,000 shares authorized; 28,394,436 and 26,298,144 shares issued and
    outstanding at October 31, 1996 and January 31, 1996, respective           2,800           2,600
  Paid-in capital                                                        189,628,700     135,124,200
  Retained earnings                                                       27,998,800      14,143,000
                                                                        ------------    ------------
           Total shareholders' equity                                    217,630,300     149,269,800
                                                                        ------------    ------------

                                                                        $250,541,300    $243,579,900
                                                                        ============    ============


The accompanying notes are an integral part of these unaudited financial statements.




JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                         October 31,
                                                                               -----------------------------------
                                                                                   1996             1995
OPERATING ACTIVITIES:
  Net income                                                                   $13,855,800      $ 6,466,600
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                              2,822,600          894,200
      Amortization of franchise rights                                             135,300          135,300
      Deferred income taxes                                                        953,600          (41,400)
      Deferred lease rentals                                                       866,400          476,600
  Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                                       (3,476,400)        (529,200)
      Merchandise inventories                                                  (36,161,500)     (19,608,100)
      Other assets                                                              (4,977,700)      (1,969,600)
      Accounts payable - trade                                                  (8,302,000)       4,852,200
      Accrued expenses                                                             851,600          757,500
      Income taxes                                                              (1,736,300)         879,100
                                                                               -----------      -----------
           Net cash used in operating activities                               (35,168,600)      (7,686,800)
                                                                               -----------      -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                                           (27,327,900)     (49,429,000)
  Maturities and sales of marketable securities                                 47,051,600       21,603,100
  Purchases of property and equipment                                          (23,161,400)      (8,799,100)
  Other                                                                            (25,000)          (7,200)
                                                                               -----------      -----------
           Net cash used in investing activities                                (3,462,700)     (36,632,200)
                                                                               -----------      -----------

FINANCING ACTIVITIES:
  Net repayments under credit agreements                                       (55,000,000)
  Proceeds from long-term debt                                                     659,100        2,936,800
  Principal payments on long-term debt                                            (439,200)        (536,000)
  Principal payments on capital lease obligations                                 (407,100)         (15,700)
  Net proceeds from issuance of common stock                                    52,916,700       65,799,200
  Exercise of stock options                                                      1,588,000
                                                                               -----------      -----------
           Net cash provided by (used in) financing activities                    (682,500)      68,184,300
                                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             (39,313,800)      23,865,300


CASH AND CASH EQUIVALENTS:                                                      96,854,200       36,353,300
    BEGINNING OF PERIOD                                                        -----------      -----------

    END OF PERIOD                                                              $57,540,400      $60,218,600
                                                                               ===========      ===========


The accompanying notes are an integral part of these unaudited financial statements.




JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                    Nine Months Ended
                                                                 October 31,                           October 31,
                                                       ------------------------------        -------------------------------
                                                              1996          1995                   1996           1995
NET SALES                                                  $69,738,800    $34,769,700            $177,268,200    $81,340,900

COST OF SALES                                               40,299,700     20,173,700             102,263,800     47,075,600
                                                           -----------    -----------            ------------    -----------
GROSS PROFIT                                                29,439,100     14,596,000              75,004,400     34,265,300
                                                           -----------    -----------            ------------    -----------

FRANCHISE FEES AND
  ROYALTIES EARNED                                             161,200        126,000                 395,500        342,000
                                                           -----------    -----------            ------------    -----------

OPERATING EXPENSES:
  Store operating                                           18,116,500      9,663,400              47,456,000     22,593,400
  Pre-opening costs                                          1,441,000        611,500               4,057,300      1,652,300
  General and administrative                                 2,284,700      1,014,800               5,671,900      2,649,900
                                                           -----------    -----------            ------------    -----------

           Total operating expenses                         21,842,200     11,289,700              57,185,200     26,895,600
                                                           -----------    -----------            ------------    -----------

OPERATING INCOME                                             7,758,100      3,432,300              18,214,700      7,711,700

INTEREST EXPENSE                                              (299,400)      (173,600)               (719,800)      (433,200)

INTEREST INCOME                                              1,697,300      1,020,300               4,081,700      2,185,200
                                                           -----------    -----------            ------------    -----------

INCOME BEFORE INCOME TAXES                                   9,156,000      4,279,000              21,576,600      9,463,700

PROVISION FOR INCOME TAXES                                   3,323,300      1,327,600               7,720,800      2,997,100
                                                           -----------    -----------            ------------    -----------

NET INCOME                                                 $ 5,832,700    $ 2,951,400            $ 13,855,800    $ 6,466,600
                                                           ===========    ===========            ============    ===========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                          .20            .11                     .48            .26
                                                           ===========    ===========            ============    ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                               29,763,017     26,347,670              28,866,110     24,783,746
                                                           ===========    ===========            ============    ===========


The accompanying notes are an integral part of these unaudited financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 -- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which Just For Feet, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.


The results of operations for the three and nine months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year ending January 31, 1997. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 -- LINE OF CREDIT

During July 1996, the Company renewed its revolving bank line of credit agreement to now expire on July 1, 1997. The line of credit permits the Company to borrow up to $20,000,000 with interest payable at either the bank's prime rate or a rate based on LIBOR. Borrowings under the line of credit, if any, are unsecured.

NOTE 3 -- STOCKHOLDERS' EQUITY

On May 28, 1996, the Company's shareholders increased the authorized number of common shares to 70,000,000 and the number of common shares reserved for issuance under the employees incentive stock option plan to 4,500,000.

In June 1996, the Company completed an offering of common stock in which the Company sold 1,638,750 shares of common stock at a price of $34.25 for which net proceeds (after offering costs) to the Company totaled approximately $52,916,700.

In October 1996, the Company effected a three-for-two split of its common stock. All share and per share information in the accompanying condensed consolidated financial statements have been restated to reflect the stock split as if it had occurred as of the beginning of the earliest period presented.

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

     As of October 31, 1996, there were 51 Just For Feet stores operating in 12 states, including seven stores operated by the Company's only franchisee. Of the 44 Company operated stores, 17 have been opened during fiscal 1996. The Company expects to open a total of 27 new stores during fiscal 1996 and the first quarter of fiscal 1997. The Company intends to end fiscal 1997 with a total of 65 Company operated stores. The Company may accelerate or delay the opening of new stores in any one fiscal quarter.

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

     In order to access markets too small to support a traditional Just For Feet superstore, the Company is contemplating the introduction of a smaller store concept, offering a more limited selection of athletic and outdoor footwear. Management anticipates that, should it elect to pursue this new concept, it would be developed either internally or through the acquisition of an existing footwear retailer currently operating in the manner envisioned for the new stores. Regardless of the means by which it may be developed, implementation of this new concept could involve significant start-up costs.

     In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the first nine months of fiscal 1996, comparable store sales increased 28.6%. No assurance can be given that comparable store sales will continue to increase.

     For fiscal 1996, the Company adopted a bonus plan for all corporate level employees. Under the plan, such employees are eligible to receive a year-end bonus equal to a percentage of their annual salaries based on the Company's per share operating results in excess of a target level. A maximum of $2.5 million can be distributed to participants under the plan.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                  Three Months Ended           Nine Months Ended
                                      October 31,                 October 31,
                                ---------------------       ----------------------
                                  1996          1995          1996          1995
                                --------      -------       --------      --------
NET SALES                          100.0%       100.0%         100.0%        100.0%
COST OF SALES                       57.8         58.0           57.7          57.9
                                   -----                        -----        -----
GROSS PROFIT                        42.2         42.0           42.3          42.1
FRANCHISE FEES AND ROYALTIES
  EARNED                              .2           .4             .2            .4
OPERATING EXPENSES:
     Store operating                26.0         27.8           26.8          27.7
     Pre-opening costs               2.0          1.8            2.2           2.0
     General and
       administrative                3.3          2.9            3.2           3.3
                                   -----         ----          -----         -----
OPERATING INCOME                    11.1          9.9           10.3           9.5
INTEREST INCOME - NET                2.0          2.4            1.9           2.2
                                   -----         ----          -----         -----
INCOME BEFORE INCOME TAXES          13.1         12.3           12.2          11.7
                                   -----         ----          -----         -----
PROVISION FOR INCOME TAXES           4.8          3.8            4.4           3.7
                                   -----         ----          -----         -----
NET INCOME                           8.3%         8.5%           7.8%          8.0%
                                   =====         ====          =====         =====

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

     Net Sales. Net sales increased $35.0 million or 100.6% to $69.7 million in the third quarter of fiscal 1996 compared to net sales of $34.8 million for the third quarter of fiscal 1995. This increase was primarily attributable to 20 new stores opened since October 31, 1995 and an increase in comparable store sales of 18.5%. The calculation of comparable store sales included a total of 24 stores at October 31, 1996. The comparable store sales increase was due primarily to a 28.0% increase in the number of footwear units sold.

     Gross Profit. Gross profit as a percentage of net sales increased to 42.2% for the third quarter of fiscal 1996 from 42.0% for the third quarter of fiscal 1995.

     Store Operating Expenses. Store operating expenses increased $8.5 million or 87.5% to $18.1 million from $9.7 million in the third quarter of fiscal 1995. The increase was primarily attributable to the operating expenses of the 20 stores opened since October 31, 1995. As a percentage of net sales, store operating expenses decreased to 26% in the third quarter of fiscal 1996 from 27.8% in the third quarter of fiscal 1995.

     Store Pre-opening Costs. Store pre-opening costs, which are amortized over the 12 months following a store opening, increased to $1.4 million in third quarter of fiscal 1996 from $611,000 in the third quarter of fiscal 1995 as a result of new store openings and an increase in the dedicated corporate staff to support such new store openings.

     General and Administrative Expense. General and administrative expense increased $1.3 million or 125.1%, from $1.0 million in the third quarter of fiscal 1995, and increased as a percentage of net sales in the third quarter of fiscal 1996 to 3.3% from 2.9% in the third quarter of fiscal 1995. The increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems.

     Operating Income. Operating income increased to $7.8 million in the third quarter of fiscal 1996 from $3.4 million in the third quarter of fiscal 1995. As a percentage of net sales, operating income increased to 11.1% in the third quarter of fiscal 1996 from 9.9% in the third quarter of fiscal 1995.

     Net Interest Income. Net interest income increased $551,000 to $1.4 million in the third quarter of fiscal 1996 compared to $847,000 in the third quarter of fiscal 1995. This increase was primarily attributable to investment income realized from investing the proceeds of public offerings of the Company's common stock in September 1995 and June 1996. See "-- Liquidity and Capital Resources."

     Net Income. As a result of the above factors, net income increased to $5.8 million in the third quarter of fiscal 1996 from $2.95 million in the third quarter of fiscal 1995.

NINE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1995

     Net Sales.   Net sales increased $95.9 million or 117.9% for the first nine months fiscal 1996 to $177.3 million compared to net sales of $81.3 million for the same period of fiscal 1995. This increase was primarily attributable to 20 new stores opened since October 31, 1995 and an increase in comparable store sales of 28.6%. The calculation of comparable store sales included a total of 24 stores at October 31, 1996. The comparable store sales increase was due primarily to a 40.2% increase in the number of footwear units sold.

     Gross Profit.   Gross profit as a percentage of net sales increased
slightly to 42.3% in the first nine months of fiscal 1996 from 42.1% in the same period of fiscal 1995.

     Store Operating Expenses.   Store operating expenses increased $24.9
million or 110.0% to $47.5 million in the first nine months of fiscal 1996 from $22.6 million in the first nine months of fiscal 1995. This increase was primarily attributable to the operating expenses of the 20 stores opened since October 31, 1995. As a percentage of net sales, store operating expenses decreased to 26.8% in the first nine months of fiscal 1996 from 27.7% in the first nine months of fiscal 1995.

     Store Pre-opening Costs.   Store pre-opening costs, which are amortized
over the 12 months following a store opening, increased to $4.1 million in the first nine months of fiscal 1996 from $1.7 million in the first nine months of fiscal 1995 as a result of new store openings and an increase in the dedicated corporate staff to support such new store openings.

     General and Administrative Expense.   General and administrative expense
increased $3.0 million or 114.0% but decreased as a percentage of net sales in the first nine months of fiscal 1996 to 3.2% from 3.3% in the first nine months of fiscal 1995. The dollar increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems, as well as an accrual of amounts related to the corporate bonus plan. The percentage decrease resulted from greater economies of scale in the Company's operations.

     Operating Income.   Operating income increased 136.2% to $18.2 million in
the first nine months of fiscal 1996 from $7.7 million in the first nine months of fiscal 1995 and increased as a percentage of net sales to 10.3% from 9.5% in the comparable prior year period. This increase was primarily due to 20 new stores opened since October 31, 1995.

     Net Interest Income.   Net interest income increased $1.6 million to $3.4
million in the first nine months of fiscal 1996 compared to $1.8 million in the first nine months of fiscal 1995. The increase was primarily attributable to investment income realized from investing the proceeds of public offerings of the Company's common stock in September 1995 and June 1996. See "-- Liquidity and Capital Resources."

     Net Income.   As a result of the above factors, net income increased to
$13.9 million in the first nine months of fiscal 1996 from $6.5 million in the first nine months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Just For Feet's primary sources of working capital are the proceeds of three public offerings of common stock (January 1995, September 1995 and June
1996) and the Company's ability to borrow under its line of credit. The Company had working capital of $175.3 million and $108.3 million as of October 31, 1996 and January 31, 1996, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During the first nine months of fiscal 1996, the Company acquired property and equipment totaling $23.2 million to open 17 new stores and to support its continued growth. The Company's short term operational cash requirements are not highly seasonal. The Company had $88.8 million in cash and short-term marketable securities as of October 31, 1996.

     In September 1995, the Company completed a public offering of 3,150,000 shares of common stock at $22.00 per share. Net proceeds of approximately $65.6 million are being used to acquire fixed assets and inventory for the opening of new stores. A portion of such net proceeds was also used to upgrade and expand the Company's management information systems.

     In June 1996, the Company completed a public offering of 1,638,750 shares of common stock at $34.25 per share. Net proceeds of approximately $52.9 million are being used to acquire fixed assets and inventory for the opening of new stores and for general corporate purposes.

     As of October 31, 1996, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1997, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings under such line of credit bear interest at either the bank's prime rate (8.25% at October 31, 1996) or a rate based on LIBOR, and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

     Just For Feet's primary capital requirements are for the openings of new superstores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements and pre-opening costs, typically ranges from $1.2 to $2.2 million, depending on the amount of vendor and landlord assistance. During fiscal 1996 and the first quarter of fiscal 1997, the Company expects to open a total of 27 new stores. The Company intends to end fiscal 1997 with a total of 65 Company operated stores. Of the new stores to be opened, approximately three are expected to be flagship stores.

     The Company is currently constructing a new corporate headquarters facility on approximately 25 acres of land in Birmingham, Alabama purchased for approximately $1,150,000 in cash. The Company intends to construct an approximately 50,000 square foot, three story building on the site. The Company currently estimates total construction costs to be between $6 million and $8 million, of which the Company intends to finance approximately $5 million with a construction line of credit. Construction of the corporate headquarters facility began in the third quarter of the current fiscal year and is scheduled for completion during fiscal 1997.

     Although the Company has no current commitments with respect to the acquisition of any entity, the Company has explored and continues to explore acquisitions, including acquisitions of entities employing an alternative format to that of Just For Feet. The Company may utilize an acquisition to develop a new smaller store concept currently being considered by management.
Regardless of whether the Company utilizes an acquisition to implement its new concept or develops the concept internally, the Company may incur significant start-up costs. In addition, to support the Company's continued growth, the Company plans to continue to invest in information systems and personnel.
Except as described above, the Company currently is not planning any major expenditures other than new store openings and believes that the proceeds of its public stock offerings, internally generated funds, cash on hand and its lines of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

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

                          PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.
------         --------------------------------

         (a) Exhibits.  The following exhibits are filed with this report:

             Exhibit 27 - Financial Data Schedule (SEC only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended October 31, 1996.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JUST FOR FEET, INC.



Dated: December 16, 1996               By: /s/ Harold Ruttenberg
                                          -------------------------------------
                                          Harold Ruttenberg
                                          Chairman, President and Chief
                                          Executive Officer




Dated: December 16, 1996                By: /s/ Robert C. Wabler
                                           -------------------------------------
                                           Robert C. Wabler
                                           Executive Vice President and
                                           Chief Financial Officer