Form 10-Q/A
period 1996-04-30
JUST FOR FEET INC
filed 1997-04-28
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               FORM 10-Q/A NO. 2
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
      April 30, 1996                                          0-23570



                              JUST FOR FEET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Alabama                                                63-0734234
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



153 Cahaba Valley Parkway North, Birmingham, Alabama                   35124
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code:  (205) 403-8000
                                                     --------------


                                Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No
                                  -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.0001 per share                26,537,052 shares
  ----------------------------------------           ---------------------------
                   Class                             Outstanding at May 29, 1996


The following items are amended:

     Item 1.  Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 6.  Exhibits and Reports on Form 8-K.

Just For Feet, Inc. and subsidiaries (the "Company") hereby amends Items 1 and 2 of Part I of its statement on Form 10-Q for its first fiscal quarter ended April 30, 1996, as follows:

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                                             April 30,         January 31,
                                                                                1996               1996
                                                                            (Unaudited)
ASSETS                                                                       (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 39,820,200       $ 96,854,200
  Marketable securities available for sale                                 17,498,400         32,634,200
  Accounts receivable, net                                                  4,553,500          3,409,500
  Merchandise inventories                                                  67,063,100         56,637,900
  Other current assets                                                      1,545,800          4,166,100
                                                                         ------------       ------------
           Total current assets                                           130,481,000        193,701,900

PROPERTY AND EQUIPMENT, NET                                                26,667,000         23,387,900

MARKETABLE SECURITIES AVAILABLE FOR SALE                                   28,846,900         22,647,400

FRANCHISE RIGHTS                                                            3,248,100          3,293,200

OTHER ASSETS                                                                  549,500            549,500
                                                                         ------------       ------------

                                                                         $189,792,500       $243,579,900
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                     $ 55,000,000
  Accounts payable - trade                                               $ 23,855,300         22,268,600
  Accrued expenses                                                          3,504,300          2,777,200
  Income taxes                                                              2,102,400          3,552,000
  Deferred income taxes                                                                          681,100
  Obligations under capital leases and
    long-term debt due within one year                                        878,100          1,119,500
                                                                         ------------       ------------
           Total current liabilities                                       30,340,100         85,398,400

LONG-TERM DEBT                                                              5,166,400          5,239,500

CAPITAL LEASE OBLIGATIONS                                                   1,563,700          1,456,200

DEFERRED LEASE RENTALS                                                      1,887,300          1,580,400

DEFERRED INCOME TAXES                                                         473,300            635,600
                                                                         ------------       ------------
           Total liabilities                                               39,430,800         94,310,100

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share; authorized
    70,000,000 shares; 26,327,791 and 26,298,144 shares issued and
    outstanding at April 30, 1996 and January 31, 1996, respectively            2,600              2,600
  Paid-in capital                                                         135,081,400        135,124,200
  Retained earnings                                                        15,277,700         14,143,000
                                                                         ------------       ------------
            Total shareholders' equity                                    150,361,700        149,269,800
                                                                         ------------       ------------

                                                                         $189,792,500       $243,579,900
                                                                         ============       ============
The accompanying notes are an integral part of these unaudited condensed financial statements.





JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       April 30,
                                                             ---------------------------
                                                                   1996             1995
                                                                (Restated)

NET SALES                                                    $49,150,200      $21,136,300

COST OF SALES                                                 28,396,800       12,277,800
                                                             -----------      -----------
GROSS PROFIT                                                  20,753,400        8,858,500

FRANCHISE FEES AND ROYALTIES EARNED                              121,700          105,000
                                                             -----------      -----------

OPERATING EXPENSES:
  Store operating                                             13,905,300        6,085,000
  Store opening costs                                          1,507,800          509,200
  General and administrative                                   1,520,600          781,600
                                                             -----------      -----------

           Total operating expenses                           16,933,700        7,375,800
                                                             -----------      -----------

OPERATING INCOME                                               3,941,400        1,587,700

INTEREST INCOME                                                1,120,900          561,100

INTEREST EXPENSE                                                (162,900)         (69,300)
                                                             -----------      -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     4,899,400        2,079,500

PROVISION FOR INCOME TAXES                                     1,724,000          621,000
                                                             -----------      -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                      3,175,400        1,458,500
                                                             ===========      ===========

CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
  OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES       2,040,700

NET INCOME                                                   $ 1,134,700      $ 1,458,500
                                                             ===========      ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

  BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                     $      0.11      $      0.06
  CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31,
    1996) OF CHANGE IN ACCOUNTING PRINCIPLE                         0.07
                                                             -----------      -----------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE            $      0.04      $      0.06
                                                             ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING                    27,959,291       23,973,984
                                                             ===========      ===========

PROFORMA AMOUNTS ASSUMING THE CHANGE IN
  ACCOUNTING IS APPLIED RETROACTIVELY:
    NET INCOME                                                                $ 1,552,600
                                                                              ===========

    NET INCOME PER COMMON AND COMMON
      EQUIVALENT SHARE                                                        $      0.06
                                                                              ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.




JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        April 30,
                                                                  1996             1995
                                                               (Restated)
                                                            -----------------------------

OPERATING ACTIVITIES:
  Net income                                                $ 1,134,700      $ 1,458,500
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Cumulative effect of change in accounting principle     2,040,700
      Depreciation and amortization                             850,100          273,500
      Amortization of franchise rights                           45,100           45,100
      Deferred income taxes                                    (162,300)         (13,800)
      Deferred lease rentals                                    306,900          128,300
   Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                    (1,144,000)         (27,600)
      Merchandise inventories                               (10,425,200)     (13,366,300)
      Other assets                                             (101,500)         (35,700)
      Accounts payable - trade                                1,586,700       10,304,600
      Accrued expenses                                          727,100            4,100
      Income taxes                                           (1,449,600)         596,300
                                                            -----------      -----------
       Net cash used in operating activities                 (6,591,300)        (633,000)
                                                            -----------      -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                        (14,783,500)     (17,617,400)
  Sales of marketable securities                             23,586,200
  Purchases of property and equipment                        (3,995,600)        (797,200)
                                                            -----------      -----------
      Net cash provided by (used in) investing activities     4,807,100      (18,414,600)
                                                            -----------      -----------

FINANCING ACTIVITIES:
  Net borrowings under credit agreement                                        2,435,800
  Repayment of short-term borrowing                         (55,000,000)
  Proceeds from long-term debt                                                   379,100
  Principal payments on long-term debt                         (140,700)        (229,200)
  Principal payments on capital lease obligations               (66,300)         (10,000)
  Exercise of stock options                                     101,500           16,800
  Other                                                        (144,300)               0
                                                            -----------      -----------
      Net cash provided by (used in) financing activities   (55,249,800)       2,592,500
                                                            -----------      -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                          (57,034,000)     (16,455,100)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                        96,854,200       36,353,300
                                                            -----------      -----------
  END OF PERIOD                                             $39,820,200      $19,898,200
                                                            ===========      ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.



JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

RESTATEMENT

In the fourth quarter of fiscal year 1996, the Company decided to change its method of accounting for store opening costs effective February 1, 1996, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in $2,040,700 ($0.07 per share) charge to operations for the effect on prior years (to January 31, 1996), net of income taxes of $1,136,600. This change increased operating expenses for the three months ended April 30, 1996 by $463,400 and decreased income before the cumulative effect of the change in accounting principle by $297,600.

The accompanying unaudited condensed financial statements for the three month period ended April 30, 1996 have been restated to reflect the effects of the change in accounting principle.

The Company effected 3 for 2 stock splits in July 1995 and October 1996. All share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect the stock splits as if they had occurred as of the beginning of the earliest period presented.

NOTE 2 - STOCKHOLDERS' EQUITY

On May 28, 1996, the Company's shareholders increased the authorized number of common shares to 70,000,000 and the number of common shares reserved for issuance under the employee incentive stock option plan to 4,500,000.

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

     As of April 30, 1996, there were 37 Just For Feet stores operating in 10 states, including seven stores operated by the Company's only franchisee. Of the 30 Company operated stores, 12 stores were opened in fiscal 1995 and three stores were opened during the first fiscal quarter of 1996. The Company expects to open a total of 27 new stores during fiscal 1996 and the first quarter of fiscal 1997, with approximately 16 new stores expected to open in fiscal 1996 and approximately 11 new stores expected to open in the first quarter of fiscal 1997. The Company intends to open six additional stores prior to the end of fiscal 1997 for a total of 60 Company operated stores. The Company may accelerate the opening of new stores in any one fiscal quarter.

     In addition to its prototype stores, the Company has opened three high-visibility, high-profile "flagship" stores, including its original Las Vegas store. The Company has plans to open approximately an additional four flagship stores in selected locations. Initial capital expenditures associated with opening such flagship stores are higher than for prototype stores; however, the Company believes that such increased costs will be offset by additional revenue generated by the enhanced entertainment and visibility provided by such stores, and that the overall profitability of such stores will be equivalent to that of the Company's prototype stores.

     In order to access markets too small to support a traditional Just For Feet superstore, the Company is contemplating the introduction of a smaller store, offering a more limited selection of athletic and outdoor footwear. Management anticipates that, should it elect to pursue this new concept, it would be developed either internally or through the acquisition of an existing footwear retailer currently operating in the manner envisioned for the new stores. Regardless of the means by which it is developed, implementation of this new concept could involve significant start-up costs.

     In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the first three months of fiscal 1996, comparable store sales increased 42.0%. The Company does not expect comparable store sales to continue to increase at such rates, nor can any assurance be given that comparable store sales will continue to increase.

     For fiscal 1996, the Board of Directors of the Company adopted a bonus plan for all corporate level employees. Under the plan, such employees are eligible to receive a year-end bonus equal to a percentage of their annual salaries based on the Company's per share operating results in excess of a target level. A maximum of $2.5 million can be distributed to participants under the plan.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                Three Months Ended
                                                    April 30,
                                                ------------------
                                                 1995      1996
                                                ------  ----------
                                                        (Restated)

Net sales                                       100.0%      100.0%
Cost of sales                                    58.1        57.8
                                                -----       -----
Gross profit                                     41.9        42.2
Franchise fees and royalties earned               0.5         0.2
Operating expenses:
  Store operating                                28.8        28.3
  Store opening costs                             2.4         3.1
  General and administrative                      3.7         3.1
                                                -----       -----
Operating income                                  7.5         7.9
Interest income (expense), net                    2.4         2.0
                                                -----       -----
Income before income taxes and cumulative
   effect of change in accounting principle       9.9         9.9
Provision for income taxes                        2.9         3.5
                                                -----       -----
Income before cumulative effect of change
  in accounting principle                         7.0         6.5
Cumulative effect on prior years
   (to January 31, 1996) of changes in
   accounting principle, net of income taxes       --         4.2
                                                -----       -----
Net income                                        7.0%        2.3%
                                                =====       =====


THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

     Net Sales. Net sales increased $28.1 million or 133% to $49.2 million in the first quarter of fiscal 1996 compared to net sales of $21.1 million for the first quarter of fiscal 1995. This increase was primarily attributable to 14 new stores opened since April 30, 1995, and an increase in comparable store sales of 42.0%. This calculation for comparable store sales currently includes a total of 16 stores. The comparable store sales increase was primarily due to an increase in the number of footwear units sold.

     Gross Profit. Gross profit as a percentage of net sales increased to 42.2% for the first quarter of fiscal 1996 from 41.9% for the first quarter of fiscal 1995.

     Store Operating Expenses. Store operating expenses increased $7.8 million or 128% to $13.9 million in the first quarter of fiscal 1996 from $6.1 million in the first quarter of fiscal 1995. The increase was primarily attributable to the operating expenses of the 14 stores opened since April 30, 1995.

As a percentage of net sales, store operating expenses decreased to 28.3% in the first quarter of fiscal 1996 from 28.8% in the first quarter of fiscal 1995.

     Store Opening Costs. As discussed in Note 1 to the Company's unaudited financial statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The accompanying unaudited condensed financial statements as of and for the three months ended April 30, 1996 have been restated to reflect this change as though it occurred as of February 1, 1996. Had the statement of income for the three months ended April 30, 1995 been restated for the effects of this change, store opening costs for such period would have decreased from the $509,200 as reported in the accompanying statement of operations to $368,200. The increase from the pro forma amount of $368,200 in 1995 to the restated amount of $1,507,800 in 1996 resulted from increased store openings.

     General and Administrative Expense. General and administrative expense increased $739,000 or 94.5% but decreased as a percentage of net sales from 3.7% to 3.1% in the first quarter of fiscal 1996. The dollar increase was primarily due to increased personnel and infrastructure costs associated with store operations and management information systems, as well as the accrual of amounts related to the corporate bonus plan. The percentage decrease resulted from greater efficiencies of scale in the Company's operations.

     Operating Income. Operating income increased to $3.9 million in the first quarter of fiscal 1996 from $1.6 million ($1.7 million on a pro forma basis) in the first quarter of fiscal 1995. As a percentage of net sales, operating income increased to 7.9% in the first quarter of fiscal 1996 from 7.5% in the first quarter of fiscal 1995. On a pro forma basis, operating income decreased from 8.2% from the first quarter of 1995 to 7.9% in the first quarter of 1996.

     Net Interest Income. Net interest income was $958,000 in the first quarter of fiscal 1996 compared to $492,000 in the first quarter of fiscal 1995. This increase was primarily attributable to investing the proceeds of the Company's January and September 1995 public offerings of common stock.

     Income Before Cumulative Effect of Change in Accounting Principle and Net Income. As the result of the above factors, income before the cumulative effect of the change in accounting principle for the quarter ended April 30, 1996 increased to $3.2 million compared to $1.5 million ($1.6 million on a pro forma basis) for the quarter ended April 30, 1995. The cumulative effect of the change in accounting on prior years (to January 31, 1996) totaled $2.0 million net of income taxes of $1.1 million.

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


                                                       FISCAL 1995              FISCAL 1996
                                            ----------------------------------  ----------
                                             FIRST   SECOND    THIRD   FOURTH     FIRST
                                            QUARTER  QUARTER  QUARTER  QUARTER   QUARTER
                                            -------  -------  -------  -------  ----------
                                                                                (Restated)
Net sales                                   $21,136  $25,435  $34,770  $38,478    $49,150
Gross profit                                  8,859   10,811   14,287   16,893     20,753
Operating income                              1,588    2,691    3,307    4,041      3,941
Income before cumulative effect of
   change in accounting                       1,459    2,056    2,951    3,256      3,175
Cumulative effect of change
   in accounting principle                                                          2,041
Net income                                    1,459    2,056    2,951    3,256      1,134

Net income per common and common
   equivalent share:
   Before cumulative effect of change in
      accounting principle                  $  0.06  $  0.08  $  0.11  $  0.12    $  0.11
   Cumulative effect of change in
       accounting principle                     -0-      -0-      -0-      -0-       0.07
                                                                                  -------
   Net income                               $  0.06  $  0.08  $  0.11  $  0.12    $  0.04
                                            =======  =======  =======  =======    =======

Weighted average shares outstanding          23,974   24,557   26,348   27,759     27,959
                                            =======  =======  =======  =======    =======

Pro forma amounts assuming the
   change in accounting principle is
   applied retroactively:
   Net income                               $ 1,553  $ 1,344  $ 2,114  $ 3,476
                                            =======  =======  =======  =======

   Net income per common and
      common equivalent share               $  0.06  $  0.05  $  0.08  $  0.13
                                            =======  =======  =======  =======

LIQUIDITY AND CAPITAL RESOURCES

     Just For Feet's primary sources of working capital are the proceeds of two public offerings of common stock in January and September 1995 and the Company's ability to borrow under its line of credit. The Company had working capital of $55.6 million and $102.5 million at April 30, 1995 and 1996, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During fiscal 1995, the Company acquired property and equipment of $6.9 million to open 12 new stores, invested $2.1 million to update its management information systems and spent $2.2 million on the construction of a new corporate headquarters facility. The Company's short-term operational cash requirements are not highly seasonal. The Company had $86.2 million in cash and marketable securities as of April 30, 1996.

     In September 1995, the Company completed an additional public offering of 3,150,000 shares of common stock at $22.00 per share. Net proceeds of approximately $65.6 million are being used to acquire fixed assets and inventory for the opening of new stores. A portion of such net proceeds was also used to upgrade and expand the Company's management information systems.

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

     Just For Feet's primary capital requirements are for the openings of new superstores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.2 to $2.0 million, depending on the amount of vendor and landlord assistance, while the total cash required to open a flagship store ranges from $2.0 to $2.5 million. During fiscal 1996 and the first quarter of fiscal 1997, the Company expects to open a total of 27 stores, with approximately 16 stores expected to open in fiscal 1996 and approximately 11 stores expected to open in the first quarter of fiscal 1997. Six of such 27 stores have been opened during 1996 to date. The Company intends to open six additional stores prior to the end of fiscal 1997, for a total of 60 Company operated stores. Of the new stores to be opened, four are expected to be flagship stores.

     The Company is not currently planning any major capital expenditures other than new store openings. Although the Company has no current commitments or understandings with respect to the acquisition of any entity, the Company has explored and continues to explore acquisitions, including acquisitions of entities employing an alternative format to that of Just For Feet. The Company may utilize an acquisition to develop its new smaller store concept currently being considered by management. Regardless of whether the Company utilizes an acquisition to implement its new concept or develops the concept internally, the Company may incur significant start-up costs. In addition, to support the Company's continued growth, the Company plans to continue to invest in information systems and personnel, and is evaluating the possibility of constructing a new corporate headquarters. The Company believes that whether or not the Company makes any acquisitions or constructs a new corporate headquarters, the proceeds of its public stock offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

                          PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

          (a) Exhibits.  The following exhibits are filed with this report:

              18 Letter from Deloitte & Touche LLP regarding change in Accounting Principles

          (b) Reports on Form 8-K.

              None.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JUST FOR FEET, INC.


Dated:  April 28, 1997                 By: /s/ Harold Ruttenberg
                                          -------------------------------------
                                           Harold Ruttenberg
                                           Chairman, President and Chief
                                           Executive Officer



Dated:  April 28, 1997                 By: /s/ Robert C. Wabler
                                          -------------------------------------
                                           Robert C. Wabler
                                           Executive Vice President, Chief
                                           Financial Officer

                                 EXHIBIT INDEX


 Exhibit
 Number                         Description of Exhibit
---------  ----------------------------------------------------------------

   18      Letter from Deloitte & Touche LLP regarding change in
           Accounting Principles