Form 10-Q/A
period 1996-07-31
JUST FOR FEET INC
filed 1997-04-28
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                   Commission File Number:
     July 31, 1996                                   0-23570


                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Alabama                                                         63-0734234
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

153 Cahaba Valley Parkway North, Birmingham, Alabama                 35124
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:         (205) 403-8000
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

        Yes        X                         No
            -----------                         -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, par value $.0001 per share             28,355,928 shares
   ----------------------------------------     --------------------------------
                 Class                          Outstanding at September 5, 1996


The following items are amended:

      Item 1.   Financial Statements.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 6.   Exhibits and Reports on Form 8-K.

Just For Feet, Inc. and subsidiaries (the "Company") hereby amends Items 1 and 2 of Part 1 of its statement on Form 10Q for its quarter ended July 31, 1996 as follows:


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                                            July 31,          January 31,
                                                                             1996                1996
                                                                          (Unaudited)
ASSETS                                                                     (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 90,621,800         $ 96,854,200
  Marketable securities available for sale                                27,721,400           32,634,200
  Accounts receivable, net                                                 4,178,600            3,409,500
  Merchandise inventories                                                 94,590,200           56,637,900
  Other current assets                                                     1,376,900            4,166,100
                                                                        ------------         ------------
           Total current assets                                          218,488,900          193,701,900

PROPERTY AND EQUIPMENT, NET                                               35,603,900           23,387,900

MARKETABLE SECURITIES AVAILABLE FOR SALE                                   9,581,600           22,647,400

FRANCHISE RIGHTS                                                           3,203,000            3,293,200

OTHER ASSETS                                                                  67,600              549,500
                                                                        ------------         ------------
                                                                        $266,945,000         $243,579,900
                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                      $ 55,000,000
  Accounts payable - trade                                              $ 43,515,600           22,268,600
  Accrued expenses                                                         5,192,100            2,777,200
  Income taxes                                                                19,200            3,552,000
  Deferred income taxes                                                                           681,100
  Obligations under capital leases and
    long-term debt due within one year                                     1,171,800            1,119,500
                                                                        ------------         ------------
           Total current liabilities                                      49,898,700           85,398,400

LONG-TERM DEBT                                                             5,327,400            5,239,500

CAPITAL LEASE OBLIGATIONS                                                  1,741,000            1,456,200

DEFERRED LEASE RENTALS                                                     2,371,000            1,580,400

DEFERRED INCOME TAXES                                                        358,700              635,600
                                                                        ------------         ------------
           Total liabilities                                              59,696,800           94,310,100
                                                                        ------------         ------------

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share; authorized
    70,000,000 shares; 28,348,642 and 26,298,144 shares issued and
    outstanding at July 31, 1996 and January 31, 1996, respectively            2,800                2,600
  Paid-in capital                                                        189,039,500          135,124,200
  Retained earnings                                                       18,205,900           14,143,000
                                                                        ------------         ------------
            Total shareholders' equity                                   207,248,200          149,269,800
                                                                        ------------         ------------
                                                                        $266,945,000         $243,579,900
                                                                        ============         ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                          Six Months Ended
                                                            July 31,                                   July 31,
                                               --------------------------------         ----------------------------------
                                                   1996                 1995                  1996                 1995
                                                (Restated)                                 (Restated)
NET SALES                                     $ 58,379,200         $ 25,434,900         $ 107,529,400         $ 46,571,200

COST OF SALES                                   33,567,300           14,624,200            61,964,100           26,902,000
                                              ------------         ------------         -------------         ------------

GROSS PROFIT                                    24,811,900           10,810,700            45,565,300           19,669,200
                                              ------------         ------------         -------------         ------------

FRANCHISE FEES AND ROYALTIES EARNED                112,600              111,000               232,700              216,000
                                              ------------         ------------         -------------         ------------

OPERATING EXPENSES:
 Store operating                                15,434,200            6,830,400            29,339,500           12,930,000
 Store opening costs                             4,094,900              531,600             5,602,700            1,040,800
 General and administrative                      1,866,600              868,300             3,387,200            1,635,100
                                              ------------         ------------         -------------         ------------

           Total operating expenses             21,395,700            8,230,300            38,329,400           15,605,900
                                              ------------         ------------         -------------         ------------

OPERATING INCOME                                 3,528,800            2,691,400             7,468,600            4,279,300

INTEREST INCOME                                  1,263,400              603,700             2,384,300            1,164,600

INTEREST EXPENSE                                  (257,500)            (190,400)             (420,400)            (259,700)
                                              ------------         ------------         -------------         ------------

INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                            4,534,700            3,104,700             9,432,500            5,184,200

PROVISION FOR INCOME TAXES                       1,604,900            1,048,500             3,328,900            1,669,500
                                              ------------         ------------         -------------         ------------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                  2,929,800            2,056,200             6,103,600            3,514,700

CUMULATIVE EFFECT ON PRIOR YEARS (TO
 JANUARY 31, 1996) OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF INCOME TAXES                                                             2,040,700
                                              ------------         ------------         -------------         ------------

NET INCOME                                    $  2,929,800         $  2,056,200         $   4,062,900         $  3,514,700
                                              ============         ============         =============         ============

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE:
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                      $       0.10         $       0.08         $        0.21         $       0.14

   CUMULATIVE EFFECT ON PRIOR YEARS (TO
    JANUARY 31, 1996) OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                                         0.07
                                              ------------         ------------         -------------         ------------

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                      $       0.10         $       0.08         $        0.14         $       0.14
                                              ============         ============         =============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARE                    28,888,232           24,557,340            28,422,179           24,367,889
                                              ============         ============         =============         ============

PROFORMA AMOUNTS ASSUMING THE CHANGE
  IS APPLIED RETROACTIVELY:
    NET INCOME                                                     $  1,344,200                               $  2,896,800
                                                                   ============                               ============

    NET INCOME PER COMMON AND COMMON
      EQUIVALENT SHARE                                             $       0.05                               $       0.12
                                                                   ============                               ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                             July 31,
                                                                  -------------------------------
                                                                     1996                1995

OPERATING ACTIVITIES:
  Net income                                                      $ 4,062,900         $ 3,514,700
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Cumulative effect of change in accounting                     2,040,700
      Depreciation and amortization                                 1,605,100             598,000
      Amortization of franchise rights                                 90,200              90,500
      Deferred income taxes                                          (275,300)            355,000
      Deferred lease rentals                                          790,600             257,600
   Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                            (769,100)           (478,300)
      Merchandise inventories                                     (37,952,300)        (27,828,500)
      Other assets                                                    547,700          (1,607,600)
      Accounts payable - trade                                     21,247,000          18,988,600
      Accrued expenses                                              2,414,900             306,300
      Income taxes                                                 (3,532,800)          1,067,700
                                                                  -----------         -----------
           Net cash used in operating activities                   (9,730,400)         (4,736,000)
                                                                  -----------         -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                              (21,743,300)        (28,013,100)
  Maturities and sales of marketable securities                    39,721,900           9,548,500
  Purchases of property and equipment                             (13,287,700)         (3,460,600)
                                                                  -----------         -----------
           Net cash provided by (used in) investing activities      4,690,900         (21,925,200)
                                                                  -----------         -----------

FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)                          (55,000,000)          6,336,400
  Proceeds from long-term debt                                        350,000             686,700
  Principal payments on long-term debt                               (289,600)           (560,400)
  Principal payments on capital lease obligations                    (168,800)            (15,700)
  Net proceeds from issuance of common stock                       52,916,700                   0
  Exercise of stock options                                           998,800             144,100
                                                                  -----------         -----------
           Net cash provided by (used in) financing activities     (1,192,900)          6,591,100
                                                                  -----------         -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                 (6,232,400)        (20,070,100)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                              96,854,200          36,353,300
                                                                  -----------         -----------

  END OF PERIOD                                                   $90,621,800         $16,283,200
                                                                  ===========         ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

RESTATEMENT

In the fourth quarter of fiscal year 1996, the Company decided to change its method of accounting for store opening costs effective February 1, 1996, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in $2,040,700 ($0.07 per share) charge to operations for the effect on prior years (to January 31, 1996), net of income taxes of $1,136,600. This change increased operating expenses for the three months ended July 31, 1996 by $2,523,000 and decreased income before the cumulative effect of the change in accounting principle by $1,620,200. The effect on the six month period ended July 31, 1996 was to increase operating expense by $2,986,400 and to decrease income before the cumulative effect of the change in accounting principle by $1,919,400.

The accompanying unaudited condensed financial statements for the three and six month periods ended July 31, 1996 have been restated to reflect the effects of the change in accounting principle.

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

In June 1996, the Company completed an offering of common stock in which the Company sold 1,638,500 shares of common stock at a price of $34.25 for which net proceeds (after offering costs) to the Company totaled approximately $52,916,700.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                  Three Months Ended              Six Months Ended
                                       July 31,                       July 31,
                                 ---------------------         -------------------
                                    1996       1995              1996        1995
                                 --------    ---------         -------     -------
                                (Restated)                    (Restated)

NET SALES                         100.0%       100.0%           100.0%      100.0%
COST OF SALES                      57.5         57.5             57.6        57.8
                                  -----        -----            -----       -----
GROSS PROFIT                       42.5         42.5             42.4        42.2
FRANCHISE FEES AND ROYALTIES
   EARNED                           0.2          0.4              0.2         0.5
OPERATING EXPENSES:
Store operating                    26.4         26.8             27.3        27.8
Store opening costs                 7.0          2.1              5.2         2.2
General and administrative          3.2          3.4              3.2         3.5
                                  -----        -----            -----       -----
OPERATING INCOME                    6.1         10.6              6.9         9.2
INTEREST INCOME - NET               1.7          1.6              1.9         1.9
INCOME BEFORE INCOME TAXES        -----        -----            -----       -----
   AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                        7.8         12.2              8.8         11.1
PROVISION FOR INCOME TAXES          2.8          4.1              3.1          3.6
                                  -----        -----            -----        -----
INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING                       5.0          8.1              5.7          7.5
CUMULATIVE EFFECT ON PRIOR
   YEARS (TO JANUARY 31, 1996)
   OF CHANGE IN ACCOUNTING
   PRINICPLE, NET OF INCOME         --           --               1.9           --
                                  -----        -----            -----         -----
NET INCOME                          5.0%         8.1%             3.8%          7.5%
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

   Store Opening Costs. As discussed in Note 1 to the Company's unaudited financial statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The accompanying condensed financial statements as of and for the three and six month periods ended July 31, 1996 have been restated to reflect this change as though it occurred as of February 1, 1996. Had the statement of income for the three month period ended July 31, 1995 been restated for the effects of this change, store opening costs for the three months ended July 31, 1995 would have increased from the $531,600 as reported in the accompanying statement of operations to $1,597,700. The increase from the pro forma 1995 amount of $1,597,700 to the restated 1996 amount of $4,094,900 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

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

   Operating Income. Operating income increased to $3.5 million in the second quarter of fiscal 1996 from $2.7 million ($1.6 million on a pro forma basis) in the second quarter of fiscal 1995. As a percentage of net sales, operating income decreased to 6.1% in the second quarter of fiscal 1996 from 10.6% (8.5% on a pro forma basis) in the second quarter of fiscal 1995.

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

   Income Before Cumulative Effect of Change in Accounting Principle and Net Income. As the result of the above factors, income before the cumulative effect of the change in accounting principle for the quarter ended July 31, 1996 increased to $2.9 million compared to $2.1 million ($1.3 million on a pro forma basis) for the quarter ended July 31, 1995.

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

   Store Opening Costs. After considering the effects of the change in accounting (see Note 1 to the accompanying unaudited financial statements), store opening costs for the six months ended July 31, 1996 increased to $5.6 million. Had the statement of income for the six months ended July 31, 1995 been restated, store opening expense would have increased from the $1.0 million as reported in the accompanying statement of income to $2.0 million. The increase from the pro forma amount of $2.0 million in 1995 to the restated amount of $5.6 million in 1996 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

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

   Operating Income.   Operating income increased to $7.5 million in the first
six months of fiscal 1996 from $4.3 million ($3.4 million on a pro forma basis) in the first six months of fiscal 1995. This increase was primarily due to 18 new stores opened since July 31, 1995.

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

   Income Before Cumulative Effect of Change in Accounting and Net Income. As a result of the above factors, income before the cumulative effect of the change in accounting principle for the six months ended July 31, 1996 increased to $6.1 million compared to $3.5 million ($2.9 million on a pro forma basis) for the six months ended July 31, 1995. The cumulative effect on prior years (to January 31, 1996) totaled $2.0 million net of income taxes of $1.1 million.

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

   The Company is planning the construction of a new corporate headquarters facility. The Company has closed the purchase of approximately 25 acres of land in Birmingham, Alabama at a cost of approximately $1,150,000, financed through a construction line of credit. The Company has very preliminary plans for the construction of an approximately 40,000 to 50,000 square foot, three story building. The Company currently estimates construction costs to be between $4 million and $8 million, which the Company may also finance with a loan from a bank. The Company expects to commence construction in the third or fourth quarter of the current fiscal year.

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

                                 EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
--------   ----------------------------------------------------------------
   18      Letter from Deloitte & Touche LLP regarding change in
           Accounting Principles