Form 10-Q/A
period 1996-10-31
JUST FOR FEET INC
filed 1997-04-28
CIK 918111

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

        Yes     X                         No
            --------                         ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share                28,486,851 shares
-----------------------------------------       -------------------------------
                 Class                          Outstanding at December 10, 1996



The following items are amended:

  Item 1.  Financial Statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 6.  Exhibits and Reports on Form 8-K

Just For Feet, Inc. and subsidiaries (the "Company") hereby amends Items 1 and 2 of Part I of its statement Form 10-Q for its third fiscal quarter ended October 31, 1996, as follows:


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
                                                                          October 31,       January 31,
                                                                             1996              1996
                                                                          Unaudited
ASSETS                                                                    (Restated)
                                                                         ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 57,540,400      $ 96,854,200
  Marketable securities available for sale                                31,296,400        32,634,200
  Accounts receivable, net                                                 6,885,900         3,409,500
  Merchandise inventories                                                 92,799,400        56,637,900
  Other                                                                    2,936,700         4,166,100
                                                                        ------------      ------------
           Total current assets                                          191,458,800       193,701,900

PROPERTY AND EQUIPMENT, NET                                               44,881,500        23,387,900

REPURCHASED FRANCHISE RIGHTS, NET                                          3,157,900         3,293,200

MARKETABLE SECURITIES AVAILABLE FOR
  SALE, NON-CURRENT                                                        4,261,500        22,647,400

OTHER ASSETS                                                                  92,600           549,500
                                                                        ------------      ------------

                                                                        $243,852,300      $243,579,900
                                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                   $ 55,000,000
  Accounts payable                                                      $ 13,966,600        22,268,600
  Accrued liabilities                                                      3,628,800         2,777,200
  Income taxes                                                             1,815,700         3,552,000
  Deferred income taxes                                                                        681,100
  Obligations under capital leases and long-term
    debt due within one year                                               1,539,400         1,119,500
                                                                        ------------      ------------
           Total current liabilities                                      20,950,500        85,398,400

CAPITAL LEASE OBLIGATIONS                                                  2,035,700         1,456,200

LONG-TERM DEBT                                                             5,207,700         5,239,500

DEFERRED LEASE RENTALS                                                     2,446,800         1,580,400

DEFERRED INCOME TAXES                                                        344,900           635,600
                                                                        ------------      ------------

           Total liabilities                                              30,985,600        94,310,100
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share; 70,000,000 shares authorized; 28,394,436 and 26,298,144 shares issued and
    outstanding at October 31, 1996 and January 31, 1996, respectively         2,800             2,600
  Paid-in capital                                                        189,628,700       135,124,200
  Retained earnings                                                       23,235,200        14,143,000
                                                                        ------------      ------------
           Total shareholders' equity                                    212,866,700       149,269,800
                                                                        ------------      ------------

                                                                        $243,852,300      $243,579,900
                                                                        ============      ============

The accompanying notes are an integral part of these unaudited financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                Nine Months Ended
                                                          October 31,                       October 31,
                                                 ----------------------------      -----------------------------
                                                    1996             1995              1996             1995
                                                 (Restated)                         (Restated)
NET SALES                                        $69,738,800      $34,769,700      $177,268,200      $81,340,900

COST OF SALES                                     40,299,700       20,173,700       102,263,800       47,075,600
                                                 -----------      -----------      ------------      -----------

GROSS PROFIT                                      29,439,100       14,596,000        75,004,400       34,265,300
                                                 -----------      -----------      ------------      -----------

FRANCHISE FEES AND
  ROYALTIES EARNED                                   161,200          126,000           395,500          342,000
                                                 -----------      -----------      ------------      -----------

OPERATING EXPENSES:
  Store operating                                 18,116,500        9,663,400        47,456,000       22,578,800
  Store opening costs                              2,694,600          611,500         8,297,300        1,652,300
  General and administrative                       2,284,700        1,014,800         5,671,900        2,664,700
                                                 -----------      -----------      ------------      -----------

           Total operating expenses               23,095,800       11,289,700        61,425,200       26,895,800
                                                 -----------      -----------      ------------      -----------

OPERATING INCOME                                   6,504,500        3,432,300        13,974,700        7,711,400

INTEREST INCOME                                    1,697,300        1,020,300         4,081,600        2,185,100

INTEREST EXPENSE                                    (299,400)        (173,600)         (719,800)        (433,300)
                                                 -----------      -----------      ------------      -----------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                             7,902,400        4,279,000        17,336,500        9,463,200

PROVISION FOR INCOME TAXES                         2,874,700        1,327,600         6,203,600        2,997,100
                                                 -----------      -----------      ------------      -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING                             5,027,700        2,951,400        11,132,900        6,466,100

CUMULATIVE EFFECT ON PRIOR YEARS
  (TO JANUARY 31, 1996) OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  INCOME TAXES                                             0                0         2,040,700                0
                                                 -----------      -----------      ------------      -----------

NET INCOME                                       $ 5,027,700      $ 2,951,400      $  9,092,200      $ 6,466,100
                                                 ===========      ===========      ============      ===========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE             $      0.17      $      0.11      $       0.39      $      0.26

    CUMULATIVE EFFECT ON PRIOR
      YEARS (TO JANUARY 31, 1996) OF
      CHANGE IN ACCOUNTING PRINCIPLE                       0                0              0.07                0
                                                 -----------      -----------      ------------      -----------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                               $      0.17      $      0.11      $       0.32      $      0.26
                                                 ===========      ===========      ============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                    29,763,017       26,347,670        28,866,110       24,783,746
                                                 ===========      ===========      ============      ===========

PROFORMA AMOUNTS ASSUMING THE CHANGE
  IN ACCOUNTING IS APPLIED RETROACTIVELY:

  NET INCOME                                                      $ 2,113,700                        $ 5,010,600
                                                                  ===========                        ===========

  NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                                              $      0.08                        $      0.20
                                                                  ===========                        ===========

The accompanying notes are an integral part of these unaudited financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                         October 31,
                                                                 ----------------------------
                                                                     1996             1995
                                                                  (Restated)
OPERATING ACTIVITIES:
  Net income                                                     $ 9,092,200      $ 6,466,600
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Cumulative effect of change in accounting principle          2,040,700
      Depreciation and amortization                                2,822,600          894,200
      Amortization of franchise rights                               135,300          135,300
      Deferred income taxes                                         (265,600)         (41,400)
      Deferred lease rentals                                         866,400          476,600
   Changes in assets and liabilities providing (using) cash:
      Accounts receivable                                         (3,476,400)        (529,200)
      Merchandise inventories                                    (36,161,500)     (19,608,100)
      Other assets                                                (1,035,600)      (1,969,600)
      Accounts payable - trade                                    (8,302,000)       4,852,200
      Accrued expenses                                               851,600          757,500
      Income taxes                                                (1,736,300)         879,100
                                                                 -----------      -----------
           Net cash used in operating activities                 (35,168,600)      (7,686,800)
                                                                 -----------      -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                             (27,327,900)     (49,429,000)
  Maturities and sales of marketable securities                   47,051,600       21,603,100
  Purchases of property and equipment                            (23,161,400)      (8,799,100)
  Other                                                              (25,000)          (7,200)
                                                                 -----------      -----------
           Net cash used in investing activities                  (3,462,700)     (36,632,200)
                                                                 -----------      -----------

FINANCING ACTIVITIES:
  Net repayments under credit agreements                         (55,000,000)
  Proceeds from long-term debt                                       659,100        2,936,800
  Principal payments on long-term debt                              (439,200)        (536,000)
  Principal payments on capital lease obligations                   (407,100)         (15,700)
  Net proceeds from issuance of common stock                      52,916,700       65,799,200
  Exercise of stock options                                        1,588,000
                                                                 -----------      -----------
           Net cash provided by (used in) financing activities      (682,500)      68,184,300
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (39,313,800)      23,865,300
    BEGINNING OF PERIOD                                           96,854,200       36,353,300
                                                                 -----------      -----------

    END OF PERIOD                                                $57,540,400      $60,218,600
                                                                 ===========      ===========

The accompanying notes are an integral part of these unaudited financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


NOTE 1 - GENERAL

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

RESTATEMENT

In the fourth quarter of fiscal year 1996, the Company decided to change its method of accounting for store opening costs effective February 1, 1996, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in $2,040,700 ($0.07 per share) charge to operations for the effect on prior years (to January 31, 1996), net of income taxes of $1,136,600. This change increased operating expenses for the three months ended October 31, 1996 by $1,253,600 and decreased income before the cumulative effect of the change in accounting principle by $805,000. The effect on the nine month period ended October 31, 1996 was to increase operating expense by $4,240,000 and to decrease income before the cumulative effect of the change in accounting principle by $2,722,900.

The accompanying unaudited condensed financial statements for the three and nine month periods ended October 31, 1996 have been restated to reflect the effects of the change in accounting principle.

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

The Company effected three for two stock splits of its common stock in July 1995 and October 1996. All share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect the stock splits as if they had occurred as of the beginning of the earliest period presented.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                         Three Months Ended          Nine Months Ended
                                            October 31,                 October 31,
                                         ----------------------------------------------
                                         1996         1995          1996          1995
                                         -----        -----         -----         -----

NET SALES                                100.0%       100.0%        100.0%        100.0%
COST OF SALES                             57.8         58.0          57.7          57.9
                                         -----        -----         -----         -----
                                          42.2         42.0          42.3          42.1
GROSS PROFIT
FRANCHISE FEES AND ROYALTIES
   EARNED                                   .2          0.4            .2           0.4
OPERATING EXPENSES:
Store operating                           26.0         27.8          26.8          27.7
Store opening costs                        3.9          1.8           4.7           2.0
General and administrative                 3.3          2.9           3.2           3.3
                                         -----        -----         -----         -----
OPERATING INCOME                           9.2          9.9           7.8           9.5
INTEREST INCOME - NET                      2.0          2.4           1.9           2.2
                                         -----        -----         -----         -----
INCOME BEFORE INCOME TAXES
   AND CUMULATIAVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                              11.2         12.3           9.7          11.7
PROVISION FOR INCOME TAXES                 4.1          3.8           3.5           3.7
                                         -----        -----         -----         -----
INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                    7.1          8.5           6.2           8.0
CUMULATIVE EFFECT ON PRIOR
   YEARS (TO JANUARY 31, 1996)
   OF CHANGE IN ACCOUNTING
   PRINICPLE, NET OF INCOME TAXES           --           --           1.2            --
                                         -----        -----         -----         -----
NET INCOME                                 7.1%         8.5%          5.0%          8.0%
                                         =====        =====         =====         =====


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

   Store Opening Costs. As discussed in Note 1 to the Company's unaudited financial statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The accompanying condensed financial statements as of and for the three and nine month periods ended October 31, 1996 have been restated to reflect this change as though it occurred as of February 1, 1996. Had the statement of income for the three month period ended October 31, 1995 been restated for the effects of this change, store opening costs for the three months ended October 31, 1995 would have increased from the $611,500 as reported in the accompanying statement of operations to $1,865,800. The increase from the pro forma 1995 amount of $1,865,800 to the restated 1996 amount of $2,694,600 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

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

   Operating Income. Operating income increased to $6.5 million in the third quarter of fiscal 1996 from $3.4 million ($2.2 million on a pro forma basis) in the third quarter of fiscal 1995. As a percentage of net sales, operating income increased to 9.2% in the third quarter of fiscal 1996 from 6.3% on a pro forma basis in the third quarter of fiscal 1995.

   Net Interest Income. Net interest income increased $551,000 to $1.4 million in the third quarter of fiscal 1996 compared to $847,000 in the third quarter of fiscal 1995. This increase was primarily attributable to investment income realized from investing the proceeds of public offerings of the Company's common stock in September 1995 and June 1996. See "-- Liquidity and Capital Resources."

   Income Before Cumulative Effect of Change in Accounting Principle and Net Income. As a result of the above factors, income before the cumulative effect of the change in accounting principle for the quarter ended October 31, 1996 increased to $5.0 million compared to $3.0 million ($2.1 million on a pro forma basis) for the quarter ended October 31, 1995.

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

   Store Opening Costs. After considering the effects of the change in accounting (see Note 1 to the accompanying unaudited financial statements), store opening costs for the nine months ended October 31, 1996 increased to $8.3 million. Had the statement of income for the nine months ended July 31, 1995 been restated, store opening expense would have increased from the $1.6 million as reported in the accompanying statement of income to $3.8 million. The increase from the pro forma amount of $3.8 million in 1995 to the restated amount of $8.3 million in 1996 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

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

   Operating Income.   Operating income increased to $14.0 million in the first
nine months of fiscal 1996 from $7.7 million ($5.5 million on a pro forma basis) in the first nine months of fiscal 1995 and increased as a percentage of net sales to 7.9% from 6.8% on a pro forma basis in the comparable prior year period. This increase was primarily due to 20 new stores opened since October 31, 1995.

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

   Income Before Cumulative Effect of Change in Accounting. As a result of the above factors, income before the cumulative effect of the change in accounting principle for the nine months ended October 31, 1996 increase to $11.1 million compared to $6.5 million ($5.0 million on a pro forma basis) for the nine months ended October 31, 1995. The cumulative effect on prior years (to January 31,
1996) totaled $2.0 million net of income taxes of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

   Just For Feet's primary sources of working capital are the proceeds of three public offerings of common stock (January 1995, September 1995 and June 1996) and the Company's ability to borrow under its line of credit. The Company had working capital of $175.3 million and $108.3 million as of October 31, 1996 and January 31, 1996, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During the first nine months of fiscal 1996, the Company acquired property and equipment totaling $23.2 million to open 17 new stores and to support its continued growth. The Company's short term operational cash requirements are not highly seasonal. The Company had $88.9 million in cash and short-term marketable securities as of October 31, 1996.

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

   Just For Feet's primary capital requirements are for the openings of new superstores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, and pre-opening costs, typically ranges from $1.2 to $2.2 million, depending on the amount of vendor and landlord assistance. During fiscal 1996 and the first quarter of fiscal 1997, the Company expects to open a total of 27 new stores. The Company intends to end fiscal 1997 with a total of 65 Company operated stores. Of the new stores to be opened, approximately three are expected to be flagship stores.

   The Company is currently constructing a new corporate headquarters facility on approximately 25 acres of land in Birmingham, Alabama purchased for approximately $1,150,000. The Company intends to construct an approximately 50,000 square foot, three story building on the site. The Company currently estimates total construction costs to be between $6 million and $8 million, of which the Company will finance approximately $5 million with a construction line of credit. Construction of the corporate headquarters facility began in the third quarter of the current fiscal year and is scheduled for completion during fiscal 1997.

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

                          PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.
------       --------------------------------

       (a) Exhibits.  The following exhibit is filed with this report.

              18 Letter from Deloitte & Touche LLP regarding change in Accounting Principle

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

                                      JUST FOR FEET, INC.



Dated: April 28, 1997                 By: /s/ Harold Ruttenberg
                                         -------------------------------
                                          Harold Ruttenberg
                                          Chairman, President and Chief
                                          Executive Officer




Dated: April 28, 1997                 By: /s/ Robert C. Wabler
                                         ------------------------------
                                          Robert C. Wabler
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Item
Number
--------

18          Letter from Deloitte & Touche LLP Regarding Change in Accounting
            Principle