Form 10-K
period 1997-01-31
JUST FOR FEET INC
filed 1997-04-29
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-K
                            _______________________

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended January 31, 1997

                            _______________________

                          Commission File No. 0-23570

                              JUST FOR FEET, INC.

                            An Alabama Corporation
                 (IRS Employer Identification No. 63-0734234)
                        153 Cahaba Valley Parkway North
                          Birmingham, Alabama  35124
                                (205) 403-8000

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                     None
                            _______________________

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                   Common Stock, par value $.0001 per share
                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No  ______
                                         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (16,625,806 shares) on April 21, 1997 was $260,817,332. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share, as of April 21, 1997: 28,832,956 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

          Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I

ITEM 1.   BUSINESS.
-------   --------

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information so long as it is identified as forward-looking and accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Forward-looking statements are related to the plans and objectives of management for the future operations, economic performance, of projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items. In the following discussion and elsewhere in this report, statements containing words such as "expect," "anticipate," "believe," "goal," "objective," or similar words are intended to identify forward-looking statements. The Company undertakes no obligation to update such forward-looking statements, and it wishes to identify important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion and elsewhere in this report. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: (1) heightened competition, particularly intensified price competition; (2) general economic and business conditions which are less favorable than expected; (3) unanticipated changes in industry trends; and (4) other risks detailed herein and from time to time in the Company's other reports.

     Just For Feet, Inc. ("Just for Feet" or the "Company") operates superstores specializing in brand-name athletic and outdoor footwear. Unless otherwise indicated, references herein to "Just For Feet" refer to Just For Feet superstores. The Company, which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. In March 1997, the Company also entered the small store segment of the athletic and outdoor footwear market with the acquisition of Athletic Attic, a privately owned athletic footwear and apparel retailer based in Gainesville, Florida, and the execution of an agreement to acquire Imperial Sports, a privately owned, Flint, Michigan-based athletic and outdoor footwear and apparel retailer. See "Recent Entry into Small Store Market." At January 31, 1997, there were 57 "Just For Feet" stores operating in 14 states, including seven stores operated by a single franchisee. As a result of its acquisition of Athletic Attic, the Company presently operates 30 smaller company-owned Athletic Attic stores in eight states. An additional 48 Athletic Attic stores are operated by 17 franchisees in 16 states and Puerto Rico. Upon the closing of the acquisition of Imperial Sports (expected in May
1997), the Company will also operate 57 Imperial Sports stores in Michigan, Illinois, Indiana and Ohio.

     In 1996, total retail sales of athletic and outdoor footwear in the United States were over $13 billion. The industry historically has been served by a variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, traditional shoe stores, traditional sporting goods stores and, more recently, sporting goods superstores. The Company believes each of these formats serves a unique niche in the industry. To capitalize on these distinct distribution channels, the Company has historically operated from a superstore format and has recently entered the small store segment of the industry.
RECENT ENTRY INTO SMALL STORE MARKET

     While it has traditionally operated from a superstore format, the Company believes that the parallel development of smaller stores will provide additional growth opportunities by targeting for expansion a much broader range of markets without detracting from the Company's focus on its core superstore business. Although the large store format has proven to be successful in larger population centers, the Company believes that its future expansion plans should be two-tiered: continued expansion of superstores in carefully chosen, highly populated areas, and entry into markets considered too small for a traditional Just For Feet superstore with the development of a new smaller store concept.

     On March 17, 1997, the Company entered the small store segment of the athletic and outdoor footwear market through its acquisition of Athletic Attic for approximately $9.2 million in cash and approximately $5.5 million in Just For Feet common stock. Athletic Attic was a privately owned athletic footwear and apparel retailer based in Gainesville, Florida. Athletic Attic operates 30 company-owned stores in eight states. An additional 48 franchised stores are operated in 16 states and Puerto Rico by 17 franchisees. Athletic Attic stores are located primarily in enclosed shopping malls and, to a lesser extent, in retail strip centers. For its fiscal year ended December 31, 1996, the 30 company-owned Athletic Attic stores had net sales of approximately $23 million.

     On March 17, 1997, the Company entered into an agreement to acquire Imperial Sports, a privately owned, Flint, Michigan-based athletic and outdoor footwear and apparel retailer, for between $25 million and $30 million in Just For Feet common stock (depending on certain variables to be determined prior to closing). Imperial Sports currently operates 57 stores in Michigan, Illinois, Indiana and Ohio, primarily in major enclosed shopping malls and retail strip centers. Closing of the acquisition is expected to occur during May 1997. For its fiscal year ended February 28, 1997, Imperial Sports had net sales of approximately $45 million.

JUST FOR FEET SUPERSTORE

     Large Store Format. The prototype 15,000 to 20,000 square foot Just For Feet superstore has approximately three to four times the selling space of leading mall-based specialty athletic footwear retailers. This large store format enables each Just For Feet superstore to offer approximately 2,500 to 4,500 footwear styles as compared to an estimated 200 to 700 footwear styles typically offered in a conventional mall-based athletic footwear store. The store layout permits customers to locate shoes by brand (e.g. Nike, Reebok, New Balance) or category (e.g. running, basketball, tennis). One shoe of each regularly stocked style is located in the appropriate branded concept shop and the other is presented on a full three-wall display arranged by category which surrounds the fitting area at the back of the store. These displays, which emphasize current, in-season products, are complemented by the "Combat Zone," where Just For Feet regularly highlights special values on close-outs and other special-purchase merchandise. Just For Feet strives to create an exciting and high-energy shopping experience in its superstores through the use of bright colors, upbeat music, an enclosed "half-court" basketball court for use by customers, a multi-screen video bank and a snack bar featuring popcorn and Chicago-style hot dogs.

     In-Store Warehousing. Just For Feet does not operate a centralized distribution center but typically devotes approximately 45% of the square footage of each superstore to warehouse space.

Each superstore receives regular shipments directly from vendors and stocks merchandise in an area behind (or above) the selling floor not visible to customers. Just For Feet employs warehouse personnel at each superstore in order to free sales associates to attend to customers and to enhance inventory control. This decentralized distribution system enables Just For Feet to receive merchandise at each superstore on a timely basis and avoid the time and expense of handling merchandise twice. Just For Feet believes its in-store warehousing strategy also permits it to maintain deep inventory positions in core styles and to stock its superstores more fully in advance of peak selling periods.

     Operations. Just For Feet employs a three-tiered management system for store operations, presently consisting of four regional directors, 13 divisional directors and a store director for each store. Each superstore is managed by a store director, two store managers, an office manager, an operations manager and up to six assistant managers, depending on the sales volume of the store. Store directors report to a divisional director, who in turn reports to a regional director.

     The sales staff of individual superstores ranges from approximately 55 to 230 employees depending on the size of the store and the time of year. The Company's policy is to staff its superstores sufficiently to ensure that all customers receive prompt personalized attention. Store directors and managers are paid a salary, while all other superstore employees are paid on an hourly basis. Just For Feet provides an incentive compensation plan for virtually all employees. Store director and manager incentive plans are based primarily upon a combination of store sales, payroll level relative to sales and inventory variance compared to budget. Sales associates are eligible for semi-annual bonus payments based on their individual sales performances.

     Just For Feet experiences inventory shrinkage rates which it believes are below the retail industry average. Management attributes its low shrinkage rate to stocking footwear off the selling floor, the presence of an operations manager and security personnel at each superstore, the use of surveillance systems and the reduced handling of merchandise associated with Just For Feet's in-house warehousing system.

     Customer Convenience. Just For Feet superstores operate seven days per week. To enhance customer convenience, normal hours for superstores located on outparcels of shopping malls are thirty minutes prior to the mall's opening until thirty minutes after the mall's closing. Superstores are open on all holidays except Christmas, Thanksgiving and Easter.

MERCHANDISING

     Just For Feet seeks to offer a larger selection of brand-name athletic and outdoor footwear in terms of styles, sizes and price points than any of its competitors. The Company carries most of the leading athletic footwear brands including Nike, Reebok, New Balance, Adidas, Fila, K-Swiss, Asics and Converse, as well as outdoor footwear brands such as Timberland and Rockport. Just For Feet seeks to offer virtually all styles in the brands it carries. The Company's superstores sell shoes for almost every sport and recreational activity, including running, basketball, cross training, tennis, aerobics, hiking, golf, football, baseball, soccer, walking and wrestling. Just For Feet also carries a selection of in-line skates. Just For Feet carries shoes in sizes ranging from infants' size one to men's size 21. In addition to offering most sizes in most styles, Just For Feet carries a complete selection of widths in those styles which are offered in multiple widths.

     Just For Feet also offers a limited selection of brand-name apparel and accessories including warm-up suits, T-shirts, athletic shorts, caps, socks and shoe care products. Apparel and accessory brands include Nike, Reebok, Adidas, Starter, Fila, Timberland, Ridgeview and Thor-lo. These apparel and accessory items, which include professional and collegiate licensed apparel, add color and variety to Just For Feet's product offering and generate additional sales. The Company believes these items also add freshness to the product offering because they turn faster than footwear.

     Just For Feet constantly monitors product trends through its management information systems in order to identify and rapidly replenish styles which are, or may become, popular. Just For Feet seeks to manage the risk associated with purchasing large volumes of merchandise by first testing new products on a limited basis in selected stores before placing substantial orders.

     Just For Feet also regularly makes special purchases of merchandise made available to it by leading vendors at close-out prices. These items are primarily sold in an area in front of each superstore called the "Combat Zone" at prices generally ranging from 30% to 60% below manufacturers' suggested retail prices. This specially priced merchandise, which represented approximately 24% of total shoe sales in fiscal 1996, is the primary focus of Just For Feet's price advertising, and the Company believes it serves to attract new customers to the superstores, enhances Just For Feet's reputation for value-oriented pricing and adds to the sense of excitement in the superstores. Prices for products sold in the "Combat Zone" typically range from $19.99 to $59.99. Merchandise margins on these products are generally consistent with Just For Feet's average.

     Because Just For Feet is not a discount retailer, the Company believes it is able to engender vendor loyalty allowing it to purchase a broad assortment of the most popular athletic and outdoor footwear. In turn, carrying a broad selection permits Just For Feet to offer its customers a wide range of prices appealing to all income levels. Prices for Just For Feet's regularly stocked footwear generally range from $19.99 to $199.99. In addition, Just For Feet guarantees it will match any competitor's advertised price.

     Just For Feet uses replaceable price signage posted on shelving instead of directly on each item, enabling rapid price changes on any item in the superstore. Just For Feet's policy is to rapidly and aggressively mark down slow moving merchandise in order to minimize the quantity of outdated inventory in its stores.

CUSTOMER SERVICE

     The Company believes the level of service it provides to customers is an important competitive advantage. Just For Feet is committed to making shopping for athletic and outdoor footwear an enjoyable experience through the employment of knowledgeable, well-trained and energetic sales associates. Because of the large selection of footwear carried and to further differentiate its superstores from other retailers, Just For Feet devotes substantial time and resources to training and testing its employees in footwear technology, the performance attributes of Just For Feet's merchandise and common foot problems. The initial phase of employee training entails a two-week program in which the new employee shadows experienced employees to learn the sales and technical aspects of the business. Employees are allowed to sell Just For Feet's more technical products as they demonstrate increased proficiency. In addition, new store managers and other management personnel undergo an intensive two- to three- week training program at "Just For Feet University" to enhance their understanding of all aspects of Just For Feet's business. Each employee receives ongoing training through frequent clinics sponsored by vendors and consultation with Just For Feet's technical specialists. Just For Feet intends to utilize satellite technology for two-way, interactive broadcasting between corporate headquarters and individual superstores. Management believes that such satellite technology, if properly employed, could be an effective and cost-efficient way to facilitate communication and continuing education on a company-wide basis.

     Just For Feet strives to staff its superstores with a high ratio of sales associates to customers. Because Just For Feet sells almost every athletic shoe offered by leading brands, sales associates are able to act as problem solvers for customers and to recommend the ideal shoe with less risk of losing a sale. Just For Feet seeks to retain its nucleus of well-trained sales personnel through bonus payments and opportunities for advancement.

ADVERTISING AND PROMOTION

     Management believes that the entertaining atmosphere, broad merchandise selection and extensive customer service in its superstores produce substantial word-of-mouth advertising and repeat business. In addition, Just For Feet makes extensive use of television and print media to generate customer visits. Just For Feet typically runs at least one television spot on the local affiliate of each major network five days per week in most of its markets. Most of Just For Feet's media advertising highlights current price promotions on "Combat Zone" merchandise. These promotions are typically of short duration to instill a sense of urgency in customers. Management believes that, as it adds new stores in existing markets, it will benefit from print and television cost efficiencies. Just For Feet strives to make each new superstore opening a major retail event by widely advertising through newspaper and television. The Company has an in-house advertising staff which works with outside advertising agencies to prepare its advertising materials. A special effort is made to utilize cooperative advertising dollars offered by vendors whenever possible.

     Just For Feet currently has over 2,400,000 families enrolled in its family frequent buyer program, operating under the slogan "Just For Feet - Where the 13th Pair is Free!(R) ". The Company considers this program one of its most effective marketing tools. The frequent buyer program gives participating customers the thirteenth pair of shoes free (up to the average purchase price of the previous twelve pairs). In addition, Just For Feet extensively uses unique promotional events which add to the fun and excitement of the superstore, including appearances by sports celebrities such as Bart Starr, a director of the Company and Company spokesperson, "Midnight Madness" sales and trade-in sales.

PURCHASING AND DISTRIBUTION

     Just For Feet primarily purchases regularly stocked merchandise in large volume and supplements its offering with close-outs and other special-purchase items. As a result of its consistently large volume of purchases, Just For Feet believes it has significant purchasing power allowing it to obtain favorable trade terms from its vendors. The Company further believes that its vendors view Just For Feet favorably due to the unique presentation of their products and promotion of the vendor's image. Just For Feet has approximately 120 vendors. Approximately 50% of Just For Feet's purchases for fiscal 1996 were from Nike and Reebok, combined. Just For Feet purchased approximately 66% of its merchandise during fiscal 1996 from five vendors.

     Substantially all of Just For Feet's merchandise is shipped directly from vendors to its superstores. Just For Feet's relationships with commercial freight carriers permits it to monitor and control the status of merchandise deliveries by the carrier via the Company's computer system, providing important inventory management information.

MANAGEMENT INFORMATION SYSTEM

     To manage its expansion, the Company is continually evaluating the adequacy of its existing systems and procedures. Control of Just For Feet's merchandising activities is currently maintained by a fully integrated point-of-sale (POS), inventory, and management information system which permits management personnel to monitor inventory and store operations on a daily basis. Bar-coding all merchandise and using scanners for receiving and at the point of sale allows the inventories of all superstores to be automatically adjusted and sales automatically logged as customers check out. Purchasing, tracking and receiving systems provide efficient and timely distribution of merchandise to each superstore. Systems are in place to review sales information by store, category or employee in order to focus on store needs and employee productivity and motivation. In-store information systems are linked directly to the corporate office by leased lines.

     In order to improve operational productivity, facilitate timely decision making and support the Company's future growth, in late 1995, the Company implemented enhanced systems capabilities utilizing a fully integrated software system on an IBM AS/400 platform. The Company's enhanced systems provide management with the capability to track sales, gross margin and inventory levels by store on a real-time basis. In addition, system enhancements were made during 1996 for a Human Resource/Time Management/Payroll system that allows daily analysis of labor costs by location. Management believes that the Company's enhanced systems will be able to support the Company's planned growth for the foreseeable future.

COMPETITION

     The retail athletic footwear industry is highly competitive. The Company competes primarily with sporting goods superstores, athletic footwear specialty stores, department stores, discount stores, traditional shoe stores, traditional sporting goods stores and mass merchandisers and other athletic footwear superstores, many of which are units of national or regional chains that have substantially greater financial and marketing resources than the Company and several of which have developed their own superstore concepts. Within the past few years, new independent athletic footwear retailers have opened superstores similar in format to those of the Company that, in some instances, are competing directly with the Company. The Company believes that competition in the retail athletic footwear industry is based primarily on the number of styles of brand-name athletic and outdoor shoes offered, pricing and customer service. The Company believes that its superstore concept and larger mall-based stores will allow it to carry and display a larger number of the more popular styles of athletic and outdoor footwear. Additionally, the Company believes that its pricing strategy and frequent buyer program encourages repeat shopping and customer loyalty. The Company may face periods of intense competition in the future which could have an adverse effect on its financial results.

EXPANSION STRATEGY

     The Company intends to strengthen its position as a leading operator of athletic footwear superstores by opening approximately 20 stores in fiscal 1997. In addition to its prototype stores, Just For Feet has opened three, and has plans to open an additional three, high-visibility, high-profile "flagship" stores in key locations. Flagship stores, which are not necessarily larger than the prototypical Just For Feet superstore, provide added entertainment features designed to generate and maintain customer excitement. The Company's expansion strategy is to open superstores in new and existing markets, including those markets with the potential for multiple sites, which enables the Company to take advantage of advertising and operating efficiencies. In addition, Just For Feet will continue to open superstores in smaller markets which can accommodate only one superstore. The Company has either executed or negotiated leases with respect to all of the superstores currently slated to open during fiscal 1997 and is actively reviewing numerous additional sites.

     Management generally seeks to open one superstore in a chosen market for every 400,000 to 500,000 residents. As a result, multiple superstores opened in larger markets such as Atlanta, Phoenix and Kansas City derive significant benefit from advertising and operating efficiencies. More recently, the Company has also focused on operating single superstores in mid-sized metropolitan markets such as Huntsville, Alabama and Jackson, Mississippi. In addition, the Company continues to evaluate select opportunities to expand internationally, but presently has no formal plans for such expansion.

     Because its vendors drop ship merchandise directly to the superstores, Just For Feet's expansion plans are dependent more on the attractiveness of individual superstore sites than the logistical constraints that would be imposed by a central distribution center. Just For Feet plans to open primarily free-standing superstores in high traffic, high visibility locations typically on outparcels of or adjacent to shopping malls. The Company's strategy is to concentrate its efforts on opening Company operated stores.

     Just For Feet leases all but three of its existing superstores and intends to lease all new superstores. The Company estimates that its total cash requirements to open each new prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.2 to $2.2 million, depending on the extent of vendor and landlord assistance, while the total cash outlay required to open a flagship superstore typically approximates $2.5 million.

     In order to take advantage of additional growth opportunities, the Company has entered the small store segment of the athletic footwear market with the acquisition of Athletic Attic and the pending acquisition of Imperial Sports. See "Recent Entry into Small Store Market." The Company believes that entry into the small store segment of the market will allow the Company to continue its aggressive growth strategy by opening up markets considered too small for a Just For Feet superstore.

EMPLOYEES

     At January 31, 1997, the Company had approximately 6,900 employees, of which approximately 3,900 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees is represented by a labor union.

     Management attributes a large portion of the Company's success in driving sales and various areas of cost control to its inclusion of virtually all employees in incentive compensation plans. The Company also contributes to the cost of medical insurance coverage for those employees who are eligible to participate in Company sponsored plans. All employees also receive discounts on Company merchandise. The Company considers its relationship with its employees to be good.

TRADEMARKS

     The Company owns the following federally registered service marks (in design form): "Just For Feet," "Just For Feet, World's Largest Athletic Shoe Store," "Just For Feet, Where The 13th

Pair is FREE!" and "Athletic Attic." The Company believes its marks are valuable and, accordingly, intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

          NAME                AGE              POSITION
          ----                ---              --------

     Harold Ruttenberg         54  Chairman of the Board,
                                   President
                                   and Chief Executive Officer
     Robert C. Wabler          48  Executive Vice President, Chief
                                   Financial Officer and Director
     Adam J. Gilburne          34  Executive Vice President -
                                   Merchandising
     Alex M. Bond              27  Executive Vice President  -
                                   Strategic Development
     Don-Allen Ruttenberg      30  Executive Vice President  - New
                                   Store Development
     Scott C. Wynne            30  Executive Vice President  -
                                   Operations and Secretary

     Mr. Harold Ruttenberg is the founder of the Company and has served as its Chairman, President and Chief Executive Officer since its inception in 1977.

     Mr. Wabler has been employed by the Company since May 1993 and was elected Executive Vice President, Chief Financial Officer and a director in August 1993. From 1989 to May 1993, Mr. Wabler was Senior Vice President-Finance and Administration of The Athlete's Foot Group where his responsibilities included personnel, inventory systems, financial controls and reporting, and commercial and investment banking relationships.

     Mr. Gilburne served as Vice President-Store Operations of the Company from March 1994 to December 1994, at which time he was promoted to Executive Vice President - Merchandising. Mr. Gilburne previously owned and operated a franchised Just For Feet store in San Antonio, Texas, which the Company acquired in March 1994. From 1986 until 1993, Mr. Gilburne was the President of a chain of baby and children's furniture stores located in Las Vegas, Nevada.

     Mr. Bond joined the Company in February 1997 as Executive Vice President - Strategic Development with primary responsibility for the development and operation of the Company's smaller store format. From January 1995 to January 1997, Mr. Bond was Vice President of Strategic Development for Hollywood Entertainment Corporation, a publicly traded operator of video retail superstores. From January 1993 to January 1995, Mr. Bond was an investment banker with Montgomery Securities, where he focused on the high growth specialty retail sector.

     Mr. Don-Allen Ruttenberg, who joined the Company in 1987, served as Vice President-Merchandising from January 1994 to February 1997, when he was elected Executive Vice

President-New Store Development. Since 1987, Mr. Ruttenberg also has been actively involved in various merchandising aspects of the Company, focusing on footwear technology. Mr. Ruttenberg is the son of Mr. Harold Ruttenberg.

     Mr. Wynne has been employed by the Company since 1985 and has served as Operations Manager since 1990 with specific responsibilities in inventory control, distribution, management information systems and traffic. He was elected Vice President-Store Operations in January 1994, corporate secretary in August 1995 and Executive Vice President-Operations in February 1997.

ITEM 2.   PROPERTIES.
-------   ----------

     The Company presently operates 50 Just For Feet stores, six of which are located in enclosed malls and 44 of which are free-standing. With the exception of the Company's Birmingham-Galleria store (which is subject to a ground lease), Orlando and Knoxville stores, all of the Company's facilities are leased.
The Company also owns and operates 30 Athletic Attic stores, each of which is leased. Athletic Attic stores are located primarily in enclosed shopping malls and, to a lesser extent, in retail strip centers.

     Certain leases for existing stores provide for fixed minimum rentals and provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. Certain other leases provide for future rent increases based upon increases in the Consumer Price Index. The leases carry varying terms expiring between 2003 and 2016, excluding applicable option periods.

     The Company's corporate offices are presently located in a combination corporate headquarters and mini-storage facility, aggregating approximately 20,000 square feet, on 2.25 acres of land in Birmingham, Alabama.

     The Company is currently constructing a new corporate headquarters facility on approximately 25 acres of land in Birmingham, Alabama purchased for approximately $1,150,000. The Company intends to construct an approximately 42,000 square foot, three-story building and a warehouse of approximately 36,000 square feet on the site. The Company currently estimates total construction costs to be between $10 million and $11 million, of which the Company is financing approximately $6.0 million with a construction line of credit. Construction of the corporate headquarters facility began in the third quarter of fiscal 1996 and is scheduled for completion during May 1997.

ITEM 3.   LEGAL PROCEEDINGS.
-------   -----------------

     The Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company currently is not a party to any material pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ---------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the fourth quarter ended January 31, 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol FEET. The following table sets forth, by fiscal quarter, the high and low sale prices of the Common Stock reported by The Nasdaq Stock Market for the last eight fiscal quarters ended January 31, 1997. All share prices give effect to 3-for-2 stock splits effected on each of November 30, 1994, July 10, 1995 and October 15, 1996.


     Fiscal Year Ended January 31, 1996
     ----------------------------------
                                                 High Sale       Low Sale
                                                 ---------       --------
First Quarter ended April 30, 1995                  $13.50         $ 8.61
Second Quarter ended July 31, 1995                   20.42          12.39
Third Quarter ended October 31, 1995                 23.92          15.09
Fourth Quarter ended January 31, 1996                24.66          16.09


     Fiscal Year Ended January 31, 1997
     ----------------------------------
                                                 High Sale       Low Sale
                                                 ---------       --------
First Quarter ended April 30, 1996                  $32.92         $18.75
Second Quarter ended July 31, 1996                   38.25          23.33
Third Quarter ended October 31, 1996                 36.67          24.75
Fourth Quarter ended January 31, 1997                32.00          22.25

     As of April 21, 1997, the number of shareholders of record of the Company's Common Stock was approximately 285 and the number of beneficial holders of the Company's Common Stock was approximately 6,800. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA.
------- -----------------------

     The following income statement and balance sheet data, at the end of and for fiscal 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere herein. The Company's fiscal year ends on January 31. References to fiscal years by date refer to the fiscal year beginning February 1 of that calendar year; for example, "fiscal 1996" began on February 1, 1996 and ended on January 31, 1997.

     As is discussed in Note 1 to the Company's Consolidated Financial Statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. Pro forma amounts are shown for all periods which are affected to reflect amounts as if the change had been applied retroactively.

         (In thousands, except per share and selected operating data)

                                                                                    FISCAL YEAR
                                                     ----------------------------------------------------------------------
                                                       1992            1993           1994           1995          1996

INCOME STATEMENT DATA:
Net sales                                           $17,155       $    23,678        $56,363       $119,819      $256,397
Cost of sales                                        10,260            14,067         32,492         68,969       147,526
                                                    -------       -----------        -------       --------      --------
     Gross profit                                     6,895             9,611         23,871         50,850       108,871
Franchise fees and royalties earned                     257               417            379            485           581
Operating expenses:
Store operating                                       4,649             6,628         16,197         33,264        69,329
Store opening costs                                     140               130            699          2,712        11,240
General and administrative                            1,276             1,995          2,584          3,732         8,058
Executive options                                        --             1,222/(1)/        --             --            --
                                                    -------       -----------        -------       --------      --------
Operating income                                      1,087                53          4,770         11,627        20,825
Interest income (expense), net                         (185)              (85)           376          2,931         3,918
                                                    -------       -----------        -------       --------      --------
Income (loss) before income taxes and                   902               (32)         5,146         14,558        24,743
   cumulative effect of change in accounting
   principle
Provision for income taxes                              343               171          1,928          4,836         8,783
                                                    -------       -----------        -------       --------      --------
Income (loss) before cumulative                         559              (203)         3,218          9,722        15,960
   effect of change in accounting
   principle
Cumulative effect on prior years (to January 31,         --                --             --             --         2,041
   1996) of change in accounting principle          -------       -----------        -------       --------      --------

Net income (loss)                                   $   559       $      (203)       $ 3,218       $  9,722      $ 13,919
                                                    =======       ===========        =======       ========      ========
Net income (loss) per common and common             $  0.05       $     (0.02)       $  0.18       $   0.38      $   0.55
   equivalent share before cumulative
   effect of change in accounting principle
Cumulative effect on prior years (to January 31,         --                --             --             --      $   0.07
   1996) of change in accounting principle          -------       -----------        -------       --------      --------

Net income (loss) per common and common             $  0.05       $     (0.02)       $  0.18       $   0.38      $   0.48
   equivalent share                                 =======       ===========        =======       ========      ========


Weighted average number of common and                10,523            11,408         17,948         25,545        29,096
    common equivalent shares outstanding

Pro forma Amounts Assuming the Change in
    Accounting Principle is Applied
    Retroactively:
      Net income (loss)                             $   559            ($ 397)       $ 2,607       $  8,487      $ 15,960
                                                    =======       ===========        =======       ========      ========
Net income (loss) per common and                    $  0.05       $     (0.03)       $  0.15       $   0.33      $   0.55
         common equivalent share                    =======       ===========        =======       ========      ========


SELECTED OPERATING DATA:
Increase in comparable store sales/(2)/                11.8%              6.2%          10.2%          17.9%         24.7%
Number of comparable stores /(2)/                         2                 3              5             15            27

_______________

/(1)/ Represents the expense attributable to the issuance of certain executive options, primarily a non-cash charge.
/(2)/ Company operated stores are included in the comparable store sales calculation beginning generally in the thirteenth month of operation or upon their acquisition, assuming at least twelve months of prior operations.

                                                          January 31,
                               ----------------------------------------------------------------
                                   1993        1994       1995         1996        1997
BALANCE SHEET DATA:
Working capital                   $  668     $ 2,192     $64,617     $108,304     $168,355
Total assets                       7,342      16,012      89,505      243,580      375,834
Long-term debt obligations           865         902       3,102        6,696        7,014
Redeemable convertible                --       3,017          --           --           --
 preferred stock
Shareholders' equity               1,431       1,483      72,983      149,270      218,556

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                       FISCAL YEAR
                                             -------------------------------
                                              1994        1995        1996
                                             ------      ------      ------
Net sales.................................   100.0%      100.0%      100.0%
Cost of sales.............................    57.7        57.6        57.5
                                             -----       -----       -----
     Gross Profit.........................    42.3        42.4        42.5
Franchise fees and royalties earned.......     0.6         0.5         0.2
Operating expenses:
Store operating...........................    28.7        27.7        27.0
Store opening costs.......................     1.2         2.3         4.4
General and administrative................     4.6         3.1         3.1
                                             -----       -----       -----
     Operating income.....................     8.4         9.8         8.1
Interest income (expense), net............     0.7         2.4         1.5
                                             -----       -----       -----
Income before income taxes and
   cumulative effect of change in
   accounting principle...................     9.1        12.2         9.7
Provision for income taxes................     3.4         4.1         3.4
                                             -----       -----       -----
Income before cumulative effect of change
   in accounting principle ...............     5.7         8.1         6.2
Cumulative effect on prior years
   (to January 31, 1996) of change
   in accounting principle................      --          --         0.8
                                             -----       -----       -----
   Net income.............................     5.7%        8.1%        5.4%
                                             =====       =====       =====

Pro forma Amounts Assuming the Change
   in Accounting Principle is Applied
   Retroactively:
     Net income...........................     4.6%        7.1%        6.2%


FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. Net sales increased $136.6 million or 114.0% for fiscal 1996 to $256.4 million compared to net sales of $119.8 million for fiscal 1995. This increase was primarily attributable to 23 new stores opened during the year. These new stores accounted for $73.7 million in additional net sales compared to fiscal 1995. In addition, there was an increase in comparable store sales of 24.7%. The calculation of comparable store sales for the period includes 27 stores.

     Gross Profit. Gross profit as a percentage of net sales increased to 42.5% in fiscal 1996 from 42.4% in fiscal 1995.

     Store Operating Expenses. Store operating expenses increased $36.1 million or 108% to $69.3 million in fiscal 1996 from $33.3 million in fiscal 1995. This increase was primarily attributable to the operating expenses of the 23 stores opened during fiscal 1996. As a percentage of net sales, store operating expenses decreased to 27.0% in fiscal 1996 from 27.7% in fiscal 1995.

     Store Opening Costs. As is discussed in Note 1 to the Company's Consolidated Financial Statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2.04 million charge to operations for the year ended January 31, 1997, net of income taxes of $1.1 million. This change increased operating expenses for the year ended January 31, 1997 by approximately $5.1 million and decreased income before the cumulative effect of change in accounting principles by approximately $3.3 million ($0.11 per share). Had the statements of income for the years ended January 31, 1996 and 1995 been restated for the effects of this change, store opening costs for these years would have increased from the amounts reported in the accompanying statements of income to approximately $4.6 million and $1.7 million, respectively. The increase in store opening costs in fiscal 1996 to $11.2 million from the pro forma amount of $4.6 million in fiscal 1995 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

     General and Administrative Expense. General and administrative expense increased $4.3 million or 116% from $3.7 million to $8.0 million. The increase was primarily attributable to the addition of corporate personnel to Just For Feet and in anticipation of continued growth and development of the small store concept.

     Operating Income. Operating income increased to $20.8 million in fiscal 1996 from $11.6 million in fiscal 1995 but decreased as a percentage of net sales from 9.8% in fiscal 1995 to 8.1% in fiscal 1996. This decrease is due to the increase in store opening costs associated with the change in accounting principle. Had fiscal 1995 been restated for the effects of the change in accounting principle, operating income for fiscal 1995 would have decreased to approximately $9.8 million or 8.1% of sales.

     Net Interest Income. Net interest income increased to $3.9 million in fiscal 1996 from $2.9 million in fiscal 1995. The change was primarily attributable to investing the proceeds of the public offering of the Company's common stock in June 1996.

     Income Before Cumulative Effect of Change in Accounting Principle and Net Income. As a result of the above factors, income before cumulative effect of change in accounting principle increased to $16.0 million in fiscal 1996 from income before cumulative effect of change in accounting principle of $9.7 million ($8.5 million on a pro forma basis) in fiscal 1995. Net income increased to $13.9 million in fiscal 1996 from net income of $9.7 million ($8.5 million on a pro forma basis) in fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net Sales. Net sales increased $63.4 million or 113% for fiscal 1995 to $119.8 million compared to net sales of $56.4 million for fiscal 1994. This increase was primarily attributable to 12 new stores opened during the year. These new stores accounted for $29.7 million in additional net sales compared with fiscal 1994. In addition, there was an increase in comparable store sales of 17.9%. The calculation of comparable store sales for the period includes 15 stores.

     Gross Profit. Gross profit as a percentage of net sales increased to 42.4% in fiscal 1995 from 42.3% for fiscal 1994.

     Store Operating Expenses. Store operating expenses increased $17.0 million or 105.0% to $33.2 million in fiscal 1995 from $16.2 million in fiscal 1994. This increase was primarily attributable to the operating expenses of the 12 new stores opened during fiscal 1995. As a percentage of net sales, store operating expenses decreased to 27.7% in fiscal 1995 from 28.7% in fiscal 1994.

     Store Opening Costs. Store opening costs, which were amortized over the 12 months following a store opening, increased to $2.7 million in fiscal 1995 from $699,000 in fiscal 1994. Had the accompanying statements of income for the years ended January 31, 1996 and 1995 been restated for the effects of the change in accounting for store opening costs (see Note 1 to the accompanying consolidated financial statements) store opening costs would have increased to approximately $4.6 million and $1.7 million, respectively. The increase in the pro forma amount of $1.7 million in fiscal 1994 to the pro forma amount of $4.6 million in fiscal 1995 resulted from increased store openings.

     General and Administrative Expense. General and administrative expense increased $1.2 million or 44.4% but decreased as a percentage of net sales in fiscal 1995 to 3.1% from 4.6% in fiscal 1994. The dollar increase was primarily due to increasing the store operations and management information systems infrastructure.

     Operating income. Operating income increased to $11.6 million ($9.8 million on a pro forma basis) in fiscal 1995 from $4.8 million ($3.8 million on a pro forma basis) in fiscal 1994 and increased as a percentage of net sales to 9.7% from 8.4% in the prior year. This increase was primarily due to the 12 new stores opened since during fiscal 1995.

     Net Interest Income. Net interest income was $2.1 million in fiscal 1995 compared to $376,000 in fiscal 1994. The increase was primarily attributable to investing the proceeds of two public offerings of the Company's common stock during January and September 1995.

     Net Income. As a result of the above factors, net income increased to $9.7 million in fiscal 1995 from $3.2 million in fiscal 1994. On a pro forma basis net income increased from $2.6 million in fiscal 1994 to $8.5 million in fiscal 1995.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company does not experience significant seasonal fluctuations in its business. However, the highest sales periods for the Company are the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower gross margins during January and February due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate materially depending on the timing of new store openings and related store opening expenses, net sales contributed by new stores and increases or decreases in comparable store sales.

     The following table sets forth certain unaudited results of operations for the Company's last eight fiscal quarters ended January 31, 1997. The unaudited information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown. All amounts shown are in thousands, except per share and store data.

                                                                    -------------------------------------------------
                                                                                         FISCAL 1996
                                                                    -------------------------------------------------
                                                                      FIRST       SECOND        THIRD        FOURTH
                                                                     QUARTER      QUARTER      QUARTER      QUARTER
                                                                     -------      -------      -------      --------
Net sales......................................................      $49,150      $58,379      $69,739       $79,129
Gross profit...................................................       20,753       24,812       29,439        33,867
Income before income taxes and cumulative effect
    of change in accounting principle..........................        4,899        4,535        7,902         7,407
Income before cumulative effect of change
    in accounting principle....................................        3,176        2,930        5,028         4,826
Cumulative effect on prior years of change
    in accounting principle....................................        2,041           --           --            --
Net income.....................................................      $ 1,135      $ 2,930      $ 5,028       $ 4,826
Income per common and common equivalent share
    before cumulative effect of change in accounting
    principle..................................................      $  0.11      $  0.10      $  0.17       $  0.17
Net income per common and common equivalent share..............      $  0.04      $  0.10      $  0.17       $  0.17
Weighted average shares outstanding............................       27,959       28,888       29,763        29,713
Company stores at end of period................................           30           39           44            50

                                                                    -------------------------------------------------
                                                                                         FISCAL 1995
                                                                    -------------------------------------------------
                                                                     FIRST        SECOND       THIRD        FOURTH
                                                                     QUARTER      QUARTER      QUARTER      QUARTER
                                                                     -------      -------      -------      --------
Net sales......................................................      $21,136      $25,435      $34,770       $38,478
Gross profit...................................................        8,859       10,811       14,596        16,893
Income before income taxes.....................................        2,079        3,105        4,279         4,041
Net income.....................................................      $ 1,459      $ 2,056      $ 2,951       $ 3,256
Net income per common and common equivalent share..............      $  0.06      $  0.08      $  0.11       $  0.13
Weighted average shares outstanding............................       23,974       24,558       26,348        27,759
Company stores at period end...................................           16           21           24            27


Pro Forma Amounts Assuming the Change
   in Accounting Principle is Applied Retroactively:
       Net income..............................................      $ 1,553      $ 1,344      $ 2,113       $ 3,477
       Net income per common and
          common equivalent share..............................      $  0.06      $  0.08      $  0.08       $  0.13


LIQUIDITY AND CAPITAL RESOURCES

     Just For Feet's primary sources of working capital are cash flow from operations and borrowings under its line of credit. In addition, the Company's working capital was augmented by a portion of the proceeds of three public offerings of common stock in January and September 1995 and June 1996. The Company had working capital of $64.6 million, $108.3 million and $167.8 million at January 31, 1995, 1996 and 1997, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures and the acquisition of the land for and construction of its new corporate headquarters. During fiscal 1996, the Company acquired property and equipment of $20.0 million to open 23 new stores, spent $6.7 million as an investment in corporate management information systems and store level systems and equipment and $2.7 million on the construction of the new corporate headquarters, including approximately $1.4 million for the purchase of the land. The Company's short-term operational cash requirements are not highly seasonal. The Company had $172.7 million and $129.5 million in cash and marketable securities as of January 31, 1997 and 1996, respectively.

     In June 1996, the Company completed an additional public offering of 1,638,750 shares of Common Stock at $34.25 per share. Net proceeds of approximately $52 million are being used primarily to acquire fixed assets and inventory for the opening of new stores.

     As an Alabama corporation, the Company is subject to Alabama shares tax on the value of the Company's common stock less certain exclusions. As part of its planning for taxes, the Company makes temporary investments in short-term federal obligations which are excludable for determining the taxable value of the shares. At January 31, 1996 and January 31, 1997 the Company had borrowed $55,000,000 and $100,000,000, respectively, on a short-term basis from a bank with the funds used to purchase U.S. Treasury securities. The total investment in U.S. Treasury securities at January 31, 1996 was $89,984,000 and January 31, 1997 was $125,000,000. These securities were sold in the following month (which is the beginning of the next fiscal year) with the proceeds utilized to repay the short-term borrowings.

     As of January 31, 1997, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1997, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings, if any, under such line of credit bear interest at either the bank's prime rate or at the LIBOR rate plus 1.25% (6.75% at January 31, 1997) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

     Just For Feet's current primary capital requirements are for completing construction of the new corporate headquarters, estimated to be between $10 million and $11 million; cash payments related to the acquisitions of Athletic Attic and Imperial Sports (See "Recent Entry into Small Store Market") and the related remodeling, new POS and corporate computer systems implementation and restocking of these stores; and for the opening of new superstores. The Company estimates that the total cash required to remodel and restock one of the acquired smaller stores should range from approximately $25,000 to approximately $250,000, depending on the amount of remodeling which will be required and the mix and quantity of each of the acquired stores' inventory. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.2 to $2.0 million, depending on the amount of vendor and landlord assistance. The Company expects to open approximately 20 superstores in fiscal 1997.


     The Company is not currently planning any major expenditures other than those mentioned above and believes that the proceeds of its public stock offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

ITEM 8. FINANCIAL STATEMENTS.
------- ---------------------

     The following financial statements are filed with this report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of January 31, 1997 and 1996

     Consolidated Statements of Income for the years ended
        January 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity for the years ended
        January 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended
        January 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Just For Feet, Inc.:

We have audited the accompanying consolidated balance sheets of Just For Feet, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Just For Feet, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for store opening costs effective February 1, 1996.


DELOITTE & TOUCHE LLP


Birmingham, Alabama
March 17, 1997

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------

                                                                                   January 31,
                                                                        ------------------------------------
                                                                             1997                  1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 138,784,600         $  96,854,200
  Marketable securities available for sale                                 33,961,300            32,634,200
  Accounts receivable                                                       6,552,800             3,409,500
  Merchandise inventories                                                 133,323,200            56,637,900
  Other                                                                     2,121,200             4,166,100
                                                                        -------------         -------------
           Total current assets                                           314,743,100           193,701,900

PROPERTY AND EQUIPMENT, NET                                                54,922,200            23,387,900

MARKETABLE SECURITIES AVAILABLE FOR SALE                                    2,966,200            22,647,400

REPURCHASED FRANCHISE RIGHTS - net of accumulated
  amortization of $492,400 (1997) and $312,100 (1996)                       3,112,900             3,293,200

OTHER ASSETS                                                                   90,000               549,500
                                                                        -------------         -------------

                                                                        $ 375,834,400         $ 243,579,900
                                                                        =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                 $ 100,000,000         $  55,000,000
  Accounts payable                                                         38,896,900            22,268,600
  Accrued expenses                                                          5,486,400             2,777,200
  Income taxes                                                                425,400             3,552,000
  Deferred income taxes                                                                             681,100
  Current maturities:
    Long-term debt                                                          1,225,700               786,000
    Capital lease obligations                                                 879,500               333,500
                                                                        -------------         -------------
           Total current liabilities                                      146,913,900            85,398,400

CAPITAL LEASE OBLIGATIONS                                                   2,038,800             1,456,200

LONG-TERM DEBT                                                              4,449,000             5,239,500

DEFERRED LEASE RENTALS                                                      3,036,600             1,580,400

DEFERRED INCOME TAXES                                                         839,700               635,600
                                                                        -------------         -------------

           Total liabilities                                              157,278,000            94,310,100
                                                                        -------------         -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Common stock - par value $.0001 per share; 70,000,000 shares authorized; 28,494,646 (1997) and 26,298,145 (1996) shares
    issued and outstanding                                                      2,800                 2,600
  Paid-in capital                                                         190,491,700           135,124,200
  Retained earnings                                                        28,061,900            14,143,000
                                                                        -------------         -------------
          Total shareholders' equity                                      218,556,400           149,269,800
                                                                        -------------         -------------

                                                                        $ 375,834,400         $ 243,579,900
                                                                        =============         =============

See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------

                                                                      For the Years Ended January 31,
                                                     1997                       1996                 1995

NET SALES                                        $ 256,397,400            $ 119,819,000         $ 56,363,600

COST OF SALES                                      147,525,900               68,969,300           32,492,100
                                                 -------------            -------------         ------------
GROSS PROFIT                                       108,871,500               50,849,700           23,871,500
                                                 -------------            -------------         ------------

FRANCHISE FEES AND ROYALTIES EARNED                    581,400                  485,300              379,200
                                                 -------------            -------------         ------------

OPERATING EXPENSES:
  Store operating                                   69,329,300               33,264,400           16,196,900
  Store opening costs                               11,240,500                2,711,900              699,500
  General and administrative                         8,057,700                3,731,400            2,584,400
                                                 -------------            -------------         ------------

           Total operating expenses                 88,627,500               39,707,700           19,480,800
                                                 -------------            -------------         ------------

OPERATING INCOME                                    20,825,400               11,627,300            4,769,900

INTEREST INCOME                                      4,748,700                3,633,600              669,000

INTEREST EXPENSE                                      (831,500)                (703,100)            (292,800)
                                                 -------------            -------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                   24,742,600               14,557,800            5,146,100

PROVISION FOR INCOME TAXES                           8,783,000                4,835,800            1,928,000
                                                 -------------            -------------         ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                    15,959,600                9,722,000            3,218,100

CUMULATIVE EFFECT ON PRIOR YEARS (TO
  JANUARY 31, 1996) OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                     2,040,700
                                                 -------------            -------------         ------------

NET INCOME                                       $  13,918,900            $   9,722,000         $  3,218,100
                                                 =============            =============         ============
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
    BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                    $        0.55            $        0.38         $       0.18

    CUMULATIVE EFFECT ON PRIOR YEARS (TO
      JANUARY 31, 1996) OF CHANGE IN
       ACCOUNTING PRINCIPLE                               0.07
                                                 -------------            -------------         ------------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                               $        0.48            $        0.38         $       0.18
                                                 =============            =============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING              29,096,263               25,545,659           17,948,480
                                                 =============            =============         ============

PRO FORMA AMOUNTS ASSUMING THE CHANGE IN
  ACCOUNTING PRINCIPLE IS APPLIED RETROACTIVELY:

    NET INCOME                                                            $   8,486,600         $  2,606,700
                                                                          =============         ============

    NET INCOME PER COMMON AND COMMON
      EQUIVALENT SHARE                                                    $        0.33         $       0.15
                                                                          =============         ============

See notes to consolidated financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------

                                         Common Stock            Paid-in          Retained
                                  -------------------------      Capital          Earnings
                                     Shares      Par Value
BALANCE, FEBRUARY 1, 1994          9,688,923      $1,000     $    279,300      $ 1,202,900

Public offerings of common stock,
  net of offering costs           10,870,988       1,200       63,040,900

Conversion of preferred stock      1,693,113         100        3,016,500

Exercise of options and warrant      469,440                      746,000

Issuance of shares in connection
  with acquisition                   315,801                    1,310,000

Other capital transactions            10,152                      167,400

Net income                                                                       3,218,100
                                  ----------      ------     ------------      -----------
BALANCE, JANUARY 31, 1995         23,048,417       2,300       68,560,100        4,421,000

Public offering of common stock,
  net of offering costs            3,150,000         300       65,637,100

Exercise of options                   97,461                      429,100

Income tax benefit from exercise
  of options                                                      467,900

Other capital transactions             2,267                       30,000

Net income                                                                       9,722,000
                                  ----------      ------     ------------      -----------

BALANCE, JANUARY 31, 1996         26,298,145       2,600      135,124,200       14,143,000

Public offering of common stock,
  net of offering costs            1,638,750         200       52,899,800

Exercise of options                  556,851                    1,822,700

Income tax benefit from exercise
  of options                                                      620,000

Other capital transactions               900                       25,000

Net income                                                                      13,918,900
                                  ----------      ------     ------------      -----------

BALANCE, JANUARY 31, 1997         28,494,646      $2,800     $190,491,700      $28,061,900
                                  ==========      ======     ============      ===========


See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                              For the Years Ended January 31,
                                                                   1997                      1996                 1995
OPERATING ACTIVITIES:
  Net income                                                   $ 13,918,900            $  9,722,000         $  3,218,100
  Adjustments to reconcile net income to net cash used by
    operating activities:
      Cumulative effect of change in accounting principle         2,040,700
      Depreciation and amortization                               3,971,000               2,209,200              867,600
      Deferred income taxes                                        (743,900)                515,300              219,800
      Deferred lease rentals                                      1,456,200               1,028,400              317,300
    Changes in assets and liabilities providing (using) cash,
      net of effects of acquisitions in 1995:
        Accounts receivable                                      (3,143,300)             (3,071,200)            (273,300)
        Merchandise inventories                                 (76,685,300)            (31,539,700)         (14,247,700)
        Other assets                                                270,900              (2,604,400)            (999,600)
        Accounts payable                                         16,628,300              15,199,100           (1,423,100)
        Accrued expenses                                          2,709,200                 688,300               39,400
        Income taxes                                             (2,506,200)              2,085,500            1,355,800
                                                               ------------            ------------          -----------
          Net cash used by operating activities                 (42,083,500)             (5,767,500)         (10,925,700)
                                                               ------------            ------------          -----------

INVESTING ACTIVITIES:
  Purchases of marketable securities                            (44,777,800)            (94,086,400)         (15,496,100)
  Sales of marketable securities                                 63,131,900              51,600,000            5,694,900
  Purchases of property and equipment                           (33,667,000)            (14,194,100)          (5,951,700)
  Acquisitions (net of cash acquired)                                                                           (443,400)
  Other                                                             459,500                (185,600)            (183,800)
                                                               ------------            ------------          -----------
           Net cash used by investing activities                (14,853,400)            (56,866,100)         (16,380,100)
                                                               ------------            ------------          -----------

FINANCING ACTIVITIES:
  Net repayments under credit agreement                                                                       (2,013,700)
  Net short-term borrowings                                      45,000,000              55,000,000
  Borrowings of long-term debt                                      479,300               3,101,900            3,395,600
  Principal payments on long-term debt                             (830,100)               (874,000)          (1,132,900)
  Repayment of loan to shareholder of Lone Star Feet, Inc.                                                      (755,100)
  Principal payments on capital lease obligations                  (504,600)               (159,800)             (76,000)
  Exercise of options and warrant                                 1,822,700                 429,000              746,000
  Public offerings of common stock (net)                         52,900,000              65,637,400           63,042,100
                                                               ------------            ------------          -----------
           Net cash provided by financing activities             98,867,300             123,134,500           63,206,000
                                                               ------------            ------------          -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                       41,930,400              60,500,900           35,900,200

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                           96,854,200              36,353,300              453,100
                                                               ------------            ------------          -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $138,784,600            $ 96,854,200         $ 36,353,300
                                                               ============            ============          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid for:
      Interest, net of amounts capitalized                     $    831,500            $    724,200         $    284,700
                                                               ------------            ------------          -----------

      Income taxes                                             $  7,878,000            $  2,291,400         $    549,400
                                                               ============            ============          ===========

  Fair value of assets acquired under capital leases           $  1,633,000            $  1,749,100         $     59,700
                                                               ============            ============          ===========

See notes to consolidated financial statements.



JUST FOR FEET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business - Just For Feet, Inc. is a national retailer of athletic and outdoor footwear and activewear for men, women and children. Just For Feet operated 50 company-owned stores and it's sole franchisee operated seven franchise stores at January 31, 1997. The stores are located primarily in the southeast and southwest regions of the United States.

   Principles of Consolidation - The accompanying financial statements include the consolidated accounts of Just For Feet, Inc. and its wholly-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and balances have been eliminated.

   Cash and Cash Equivalents - The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

   Merchandise Inventories - Merchandise inventories consist of athletic and outdoor footwear and clothing and are valued at the lower of cost (first-in, first-out method) or market. Costs associated with certain purchasing and merchandise handling activities are included in inventories.

   Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the relevant lease term. Estimated useful lives range from two to ten years for furniture, fixtures and equipment, up to fifteen years for leasehold improvements, and up to thirty years for buildings. Maintenance and repairs are expensed as incurred. Renewals and betterments which extend the useful lives of assets are capitalized.

   Store Opening Costs - Effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel that are incremental and directly attributable to the opening of a new store. The cumulative effect of this change in accounting principle resulted in a $2,040,700 ($0.07 per share) charge to operations for the year ended January 31, 1997, net of income taxes of $1,136,600. This change increased operating expenses for the year ended January 31, 1997 by approximately $5,081,000 and decreased income before cumulative effect of change in accounting principle by approximately $3,277,400 ($0.11 per share). Under the new accounting principle, the Company charges store opening costs to operations in the month the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening.

   At January 31, 1997 and 1996, capitalized store opening costs of $623,500 and $3,307,000 are included in other current assets of the accompanying balance sheets.

   Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments requires certain disclosures for financial instruments for which it is practicable to estimate the fair value. The Company's financial instruments consist of cash and cash equivalents, receivables, marketable securities, payables, accrued expenses and interest-bearing debt. The fair value of each of the Company's financial instruments approximate the carrying values reflected in the accompanying consolidated balance sheets at January 31, 1997 and 1996, primarily because of the short-term nature of these instruments. The Company's debt is a combination of fixed and variable rates which approximate market rates at January 31, 1997 and 1996. As such, the carrying value of the debt is not significantly different than its fair value.

   Accounting for Stock-Based Compensation - Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-Based Compensation, provides an option either to continue to account for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, or to adopt the fair value method of accounting which would require the Company to expense, over the service or vesting period, the fair value of employee stock-based compensation at the date of grant. The Company has elected to continue to account for such plans under the provisions of APB No. 25. The pro forma disclosures of net income and net income per share as if the Company had adopted the fair value methods required by FAS No. 123 are presented in Note 11.

   Repurchased Franchise Rights - Franchise rights repurchased in connection with acquisitions of franchisees are being amortized over 20 years using the straight-line method.

   Revenue Recognition - Revenues from retail sales are recognized at the time of sale. The Company maintains an incentive program for frequent buyers of footwear. Estimated future costs associated with providing incentives under this program are included in accrued expenses.

   Franchise fees received which involve significant future obligations are deferred. Franchise fee income is recognized when the related franchise store begins operations which coincides with substantial performance of initial services to the franchisee. Royalty revenues are recognized as earned. Sales of merchandise to franchisees (and related cost of sales) are netted in net sales in the accompanying statements of operations as such amounts, and the resulting gross profit, are immaterial.

   Advertising - The Company expenses the cost of advertising as incurred. Advertising expense, net of co-op credits, charged to operations was $17,720,000, $9,186,000 and $3,855,000 for the years ended January 31, 1997,
   1996 and 1995, respectively.

   Income Taxes - The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect.

   Net Income Per Common and Common Equivalent Share - Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares (from the assumed exercise of stock options) outstanding during the periods.

   The Company effected 3 for 2 stock splits in November 1994, July 1995, and October 1996. All share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock splits as if they had occurred as of the beginning of the earliest period presented.

   Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

   New Accounting Standards Not Yet Adopted - Statement of Financial Accounting Standards No. 128, Earnings Per Share, will require the presentation of basic and diluted net income per share. Basic net income per share excludes common stock equivalents such as options, while diluted net income per share considers the possible effect of all common shares which can be potentially issued. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption of this Statement is not permitted. On a pro forma basis, basic earnings per share before cumulative effect of change in accounting principle for the years ended January 31, 1997, 1996, and 1995 would be $.58, $.40, and $.19, respectively. Diluted net income per share for the years ended January 31, 1997, 1996, and 1995 would be the same as currently reported net income per share for these years.

   Reclassifications - Certain reclassifications have been made in the January 31, 1996 and 1995 presentations to conform to the January 31, 1997 presentation.

2. PROPERTY AND EQUIPMENT



                                                             January 31,
                                                       1997             1996

Owned:
  Land                                              $ 3,537,200      $ 2,181,600
  Store facilities and corporate office               7,254,100        6,020,300
  Furniture, fixtures and equipment                  21,424,400        8,861,300
  Leasehold improvements                             23,717,500        6,456,300
  Construction-in-progress                            1,752,300          499,000
                                                    -----------      -----------
                                                     57,685,500       24,018,500
  Accumulated depreciation and amortization          (5,866,500)      (2,487,200)
                                                    -----------      -----------
                                                     51,819,000       21,531,300
                                                    -----------      -----------

Under capital lease -
  Furniture, fixtures and equipment                   3,796,500        2,163,500
  Accumulated amortization                             (693,300)        (306,900)
                                                    -----------      -----------
                                                      3,103,200        1,856,600
                                                    -----------      -----------

                                                    $54,922,200      $23,387,900
                                                    ===========      ===========



3. MARKETABLE SECURITIES


                                                            January 31,
                                                       1997             1996

Marketable securities available for sale:
  Short term -
    State and municipal bonds                       $32,916,500      $27,059,200
    Other securities                                  1,044,800        5,575,000
                                                    -----------      -----------
           Total                                     33,961,300       32,634,200
  Long term -
    State and municipal bonds                         2,966,200       22,647,400
                                                    -----------      -----------

                                                    $36,927,500      $55,281,600
                                                    ===========      ===========



   These investments have been accounted for as securities "available for sale" whereby unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized. At January 31, 1997 and 1996, there were no material unrealized holding gains or losses as the market value of these investments approximated their cost. For the years ended January 31, 1997, 1996 and 1995, there were no significant realized gains or losses from these investments. Gains and losses on the sale of marketable securities are determined using the specific identification method.

4. LINE OF CREDIT AND OTHER SHORT-TERM BORROWINGS

   The Company has an agreement with a bank for a $20,000,000 line of credit which expires on July 1, 1997. (The president of one of the bank's subsidiaries is also a director of the Company.) Amounts borrowed under the agreement, if any, are unsecured. The Company pays commitment fees on the unused portion of the line of credit and no compensating balances are required under the agreement. Borrowings under this line of credit bear interest at the libor rate plus 1.25% (6.75% at January 31, 1997) with a minimum rate of 5.0%. The agreement contains covenants which include the maintenance of a minimum net worth and certain financial ratios. At January 31, 1997 and 1996, there were no borrowings outstanding under this agreement.

   At January 31, 1997 and 1996, the Company had $100,000,000 and $55,000,000
   respectively, of short-term borrowings that were used to purchase U.S. Treasury securities for Alabama share tax planning purposes. These securities, which were pledged as collateral on this debt, were sold in early February 1997 and 1996 respectively; the respective sale proceeds were utilized to repay such borrowings.

5. LONG-TERM DEBT


   Long-term debt consists of various notes payable due in monthly installments through 2010 which bear interest at variable and fixed rates ranging from 8.05% to 12.0% at January 31, 1997. Such debt is collateralized principally by land, buildings, and equipment with an aggregate carrying value of $8,060,900 at January 31, 1997.


   Scheduled maturities of long-term debt at January 31, 1997 are as follows:


Year Ending January 31,

       1998                                                       $1,225,700
       1999                                                          559,700
       2000                                                          370,000
       2001                                                          354,100
       2002                                                          299,300
    Thereafter                                                     2,865,900
                                                                  ----------
       Total                                                      $5,674,700
                                                                  ==========


6.  CAPITAL LEASES

   The Company leases furniture, fixtures and equipment under long-term agreements which are accounted for as capital leases. Scheduled maturities of obligations under these capital leases at January 31, 1997 are as follows:



   Year Ending January 31,

            1998                                                  $1,115,800
            1999                                                     900,500
            2000                                                     818,200
            2001                                                     556,900
            2002                                                      31,600
         Thereafter                                                    7,400
                                                                  ----------
                                                                   3,430,400
Less amounts representing interest                                  (512,100)
                                                                  ----------
Total capital lease obligations                                    2,918,300
Less current portion                                                (879,500)
                                                                  ----------
Long-term capital lease obligations                               $2,038,800
                                                                  ==========



   In July 1994, the Company purchased a store facility for $832,300, which was previously leased from its major shareholders (including the Company's President) under a capital lease arrangement. The excess of the purchase price over the carrying value of the capital lease obligation is included in property in the Company's consolidated balance sheets. In connection with this purchase, the Company assumed the shareholders' mortgage obligation of approximately $438,300 and paid these shareholders approximately $394,000 in cash.

   The Company obtained a valuation from an independent party which indicated the market value of the store facility at the acquisition date was approximately $963,100. The excess of the market value over the purchase price ($130,800) was added to property and paid-in capital in the Company's consolidated balance sheet.

   The underlying land related to this store facility was formerly leased by and from these shareholders and accounted for as an operating lease (Note 7). This land lease was assigned to the Company in connection with the purchase.

   The Company paid these shareholders $62,600 related to the above lease agreements during the year ended January 31, 1995.

   Included in other current assets at January 31, 1997 and 1996 was $183,100 and $101,400, respectively, due from the Company's President.

7.  OPERATING LEASE COMMITMENTS

   The Company leases certain store facilities and land (see Note 6) under agreements which are accounted for as operating leases. Lease terms range from approximately five years to twenty years. Certain leases contain renewal options. At January 31, 1997, future annual minimum lease payments under operating leases with remaining terms in excess of one year are as follows:



                                           Store
                                         Facilities         Land            Total

Year Ending
January 31,
    1998                             $ 19,438,400      $ 75,000        $ 19,513,400
    1999                               22,998,200        75,000          23,073,200
    2000                               23,290,600        75,000          23,365,600
    2001                               23,661,900        75,000          23,736,900
    2002                               24,176,900        75,000          24,251,900
  Thereafter                          243,874,800       468,700         244,343,500
                                     ------------      --------       ------------

                                     $357,440,800      $843,700        $358,284,500
                                     ============      ========        ============


   The Company has subleased a portion of two facilities to third parties. Future sublease rentals are not material.

   The above table includes lease payments for 16 store facilities not yet opened at January 31, 1997. In addition, from February 1 to March 17, 1997, the Company has entered into lease agreements for two store facilities which require rental payments aggregating $6,211,400 through 2013. These commitments are not reflected in the above table.

   Total rent expense under all operating leases was as follows:

                                                         Year Ended January 31,
                                               1997                1996            1995

Minimum rentals                              $10,189,723          $5,372,200      $2,789,300
Additional rentals (based on sales volumes)      709,600             474,500         338,400
                                             -----------          ----------      ----------
                                             $10,899,323          $5,846,700      $3,127,700
                                             ===========          ==========      ==========



   Rent expense for operating leases which contain scheduled rent increases is recognized for financial reporting purposes on the straight-line method. Consequently, amounts which have been expensed for financial reporting purposes, but not yet paid, are reflected as deferred lease rentals in the accompanying consolidated balance sheets. Certain other leases provide for future rent increases based upon increases in the Consumer Price Index.

8.  INCOME TAXES

   The consolidated provision for income taxes is comprised of the following:

                                                   Year Ended January 31,
                                           1997             1996            1995
Current:
    Federal                             $7,397,400       $3,982,300      $1,554,500
    State                                1,244,500          338,200         153,700
                                        -----------       ---------      ----------
                                         8,641,900        4,320,500       1,708,200
                                        -----------       ---------      ----------
Deferred:
    Federal                                129,700          475,600         200,000
    State                                   11,400           39,700          19,800
                                        ----------       ----------      ----------
                                           141,100          515,300         219,800
                                        ----------       ----------      ----------
                                        $8,783,000       $4,835,800      $1,928,000
                                        ==========       ==========      ==========



   Following is a reconciliation of the applicable U.S. federal income tax rates and the effective tax rates reflected in the statement of income, excluding the cumulative effect of the accounting change:

                                                             Year Ended January 31,
                                                     1997             1996            1995

Federal income tax at statutory rate              $8,659,900       $4,949,700      $1,749,700
  State income taxes, net of federal tax effect      820,400          265,500         109,300
  Tax exempt interest income                        (855,900)        (603,600)
  Non-deductible operating expenses                   23,700           46,400
Other                                                134,900          177,800          69,000
                                                  ----------       ----------      ----------
                                                  $8,783,000       $4,835,800      $1,928,000
                                                  ==========       ==========      ==========




   Deferred tax assets and liabilities that arise as a result of temporary differences are summarized as follows at January 31:


                                                          1997            1996
Deferred tax assets:
  Accrued expenses                                   $   625,200      $   307,100
  Inventory valuation                                    370,000          298,600
  Executive options                                                       139,700
  Deferred lease rentals                               1,123,500          621,200
  Other                                                                     6,500
                                                     -----------      -----------
           Total gross deferred tax assets             2,118,700        1,373,100
                                                     -----------      -----------

Deferred tax liabilities:
  Store pre-opening costs                               (230,700)      (1,030,300)
  Other prepaid expenses                                (212,800)        (396,200)
  Franchise rights                                      (953,800)        (990,100)
  Depreciation                                        (1,042,600)        (273,200)
                                                     -----------      -----------
           Total deferred tax liabilities             (2,439,900)      (2,689,800)
                                                     -----------      -----------

                                                     $  (321,200)     $(1,316,700)
                                                     ===========      ===========

9. FRANCHISE ACTIVITIES

   At January 31, 1997 the Company's only franchisee operates seven stores and has exclusive rights to establish stores in the State of Ohio and any area within 100 miles of its borders; the cities of Indianapolis, Indiana, Louisville, Kentucky and Pittsburgh, Pennsylvania; and, with Just for Feet approval, any area within 100 miles of each store opened by the franchisee. This territory remains exclusively available only if the franchisee opens additional stores within specified time frames. Just For Feet also has the right of first refusal to purchase these franchise rights or purchase the franchisee's assets under certain conditions.

   In early 1994 the Company acquired its two other franchised operations, which each operated one store, for approximately $2.9 million. In connection with these acquisitions, the Company issued common stock with a then fair value of $1,310,000 and a note payable of $784,500, which both represent non-cash financing activities for purposes of the statement of cash flows for the year ended January 31, 1995.

   The Company generally receives initial franchise fees on a per store basis for providing pre-opening training to the franchisee's employees, assisting with acquisition of initial inventories, certain fixtures, computer systems and related software, and providing other advice related to opening a franchise store. In addition, the Company receives royalties based on a percentage of franchise sales.

   Revenues from franchisees included in the accompanying consolidated statements of income are as follows:


                                                       Year Ended January 31,
                                               1997             1996           1995

Initial franchisee fees                      $ 15,000         $  30,000      $  30,000
Royalties                                     566,400           455,300        349,200
                                             --------         ---------     ----------

                                             $581,400         $ 485,300      $ 379,200
                                             ========         =========     ==========
Merchandise sales to franchisees             $399,400         $ 135,000      $ 187,200
                                             ========         =========     ==========





   Included in accounts receivable at January 31, 1997 and 1996 is $433,400 and $98,700, respectively, due from the franchisee.

10. COMMON STOCK

    Since March 1994, the Company has completed four public offerings of its common stock selling an aggregate of 15,659,738 shares for net proceeds of $181.6 million (after offering costs). Concurrent with the Company's initial public offering, the Company converted all of its then outstanding shares of the Series A Preferred Stock into 1,693,113 shares of common stock.

    During the years ended January 31, 1997, 1996, and 1995, the Company awarded to one of its directors 900, 2,267, and 10,152 shares of its common stock at the then fair market value aggregating $25,000, $30,000, and $50,000, respectively. These common stock awards were made in exchange for services provided to the Company and, accordingly, related compensation expense has been charged to operations.

    Certain shares of the Company's common stock are subject to registration rights.

11. STOCK OPTION PLANS

   The Company maintains a Stock Option Plan which provides for option grants covering an aggregate of 4,500,000 shares of the Company's common stock to Company employees. Options may be granted at prices which are equal to or greater than the fair market value of the shares at the date of grant and become exercisable over periods of generally one to five years. Options expire ten years from the date of the grant. At January 31, 1997, the Company has 654,795 options available for future grants under this plan.

   In June 1995, the Company adopted its Non-Employee Director Stock Option Plan. This plan provides for option grants to non-employee directors of up to 281,250 shares of the Company's common stock. Options may be granted at prices which are equal to or greater than the fair market value of the shares at the date of grant and become exercisable ratably over the first three years from grant. At January 31, 1997, the Company has 48,750 options available for future grants under this plan.

   Information regarding these option plans is as follows:

                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                              Options       Price

Outstanding at February 1, 1994                           1,217,910      $ 1.48
  Granted                                                 1,211,468        8.09
  Exercised                                                (385,004)       1.48
  Forfeited                                                (224,334)       2.32
                                                          ---------
Outstanding at January 31, 1995                           1,820,040        5.77
  Granted                                                   873,526       13.55
  Exercised                                                 (93,626)       4.52
  Forfeited                                                 (94,711)       8.48
                                                          ---------
Outstanding at January 31, 1996                           2,505,229        8.43
  Granted                                                 1,381,163       25.78
  Exercised                                                (559,702)       3.38
  Forfeited                                                (279,868)      21.21
                                                          ---------
Outstanding at January 31, 1997                           3,046,822       16.08
                                                          =========




    The following table summarizes information about stock options at January 31, 1997:

                                   Options Outstanding           Options Exercisable
                           ---------------------------------- -----------------------
                                                     Weighted
                                            Weighted Average                Weighted
                                            Average  Remaining              Average
         Range of               Number      Exercise   Life      Number     Exercise
      Exercise Price         Outstanding     Price   (Years)   Exercisable   Price
$1.48 - $4.15                 323,260      $2.97     6.9      163,927      $2.65
$8.69 - $17.68              1,376,895      10.01     8.1      320,998       9.83
$18.55 - $27.75             1,068,624      23.44     9.6       34,076      23.00
$28.08 - $37.50               278,043      32.68     9.4
                            ---------                         -------
                            3,046,822                         519,001
                            =========                         =======



   The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation cost has been recognized in the Company's financial statements for stock option plans. The weighted average fair value of options granted during the years ended January 31, 1997 and 1996 was $9.86 and $4.05, respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards granted in the years ended January 31, 1997 and 1996 consistent with the provisions of the FAS No. 123, the Company's net income (and net income per share) prior to the cumulative effect of change in accounting principle would have been reduced to $12,667,700 ($.44 per share) and $9,003,000 ($.35 per share), respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 34%; risk-free interest rate of 6.5%; expected life of 4.6 years; and no dividends paid during the option life.

12. SUBSEQUENT EVENTS

   On March 17, 1997, the Company acquired Athletic Attic, a privately owned footwear and apparel retailer based in Gainesville, Florida for approximately $9.2 million in cash and $5.5 million of the Company's common stock.
   Athletic Attic operates 30 company-owned stores in eight states and an additional 48 franchised stores in 16 states and Puerto Rico. For its year ended December 31, 1996, Athletic Attic had net sales of approximately $23 million.

   On March 17, 1997, the Company also entered into an agreement to acquire Imperial Sports, a privately owned Flint, Michigan based athletic footwear and apparel retailer which currently operates 56 stores in four states, primarily located in major enclosed malls and retail strip centers. The transaction is expected to be completed in the second quarter of fiscal 1997 at an estimated cost of approximately $25 to $30 million payable in the Company's common stock or cash. For its fiscal year ended February 28, 1997, Imperial Sports had net sales of approximately $45 million.


                                   * * * * *

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     There has been no occurrence requiring a response to this item.


                                    PART III


     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  --------------------------------------------------

     The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  ----------------------

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  --------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------

     (a)(1)  Financial Statements.
             ---------------------

        The following financial statements and auditors' report have been filed with Item 8 in Part II of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of January 31, 1997 and 1996
     Consolidated Statements of Income for the years ended
        January 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity for the years ended
        January 31, 1997, 1996 and 1995.
     Consolidated Statements of Cash Flows for the years ended
        January 31, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements

        (2)  Financial Statement Schedules.
             ------------------------------

        All financial statement schedules are omitted as the required information is inapplicable.

        (3)  Exhibits.
             ---------

        The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-74404 ("1994 S-1") or (ii) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-87414 (the "1995 S-1"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

     2.1 Asset Purchase Agreement dated March 17, 1997 by and between Owensboro Investment Company, Inc. and Just For Feet, Inc.

     2.2 Stock Purchase Agreement dated March 17, 1997 by and among Just For Feet, Inc., Premium Sports, Inc. and John Gasser

     2.3 Agreement and Plan of Merger dated March 17, 1997, by and among Just For Feet, Inc., an Alabama corporation, IAC Acquisition Corporation, a Michigan corporation and wholly owned subsidiary of Just For Feet, Imperial Acquisition Corporation, a Michigan corporation, and certain of the shareholders of Imperial Acquisition Corporation.

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

     *3(i) Amended and Restated Certificate of Incorporation of Just For Feet, Inc. (1994 S-1, Exhibit 3(a))

     *3(ii) Amended and Restated Bylaws of Just For Feet, Inc. (1994 S-1, Exhibit 3(b))

     *4             Specimen of Common Stock Certificate of the Company. (1994
                    S-1)

     *9 Voting Trust Agreement dated August 10, 1993, by and among the Company, Pamela Beryl Ruttenberg and Harold Ruttenberg. (1994 S-1)

     *10.1 Employment Agreement dated May 9, 1993, between the Company and Robert C. Wabler, as amended on January 11, 1994. (1994, S-1, Exhibit 10(a))

     10.2 Employment Agreement dated November 6, 1996, between the Company and Alex Bond

     *10.3 Employment Agreement dated August 17, 1993, between the Company and Harold Ruttenberg, as amended on January 18, 1994. (1994 S-1, Exhibit 10(c))

     *10.4 Employment Agreement dated March 18, 1994 between the Company and Adam Gilburne. (1995 S-1)

     *10.5 Stock Option Agreement dated March 18, 1994 between the Company and Adam Gilburne. (1995 S-1)

     *10.6 Just For Feet, Inc. Employee Incentive Stock Option Plan, as amended. (1994 S-1, Exhibit 10(g))

     *10.6.1 Amendment No. 2 to the Just For Feet, Inc. Employee Incentive Stock Option Plan. (1994 S-1)

     10.6.2 Amendment No. 3 to the Just For Feet, Inc. Employee Incentive Stock Option Plan.

     *10.7 Franchise Agreement dated November 20, 1989, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1,
                    Exhibit 10(h))

     *10.8 Franchise Agreement dated May 19, 1992, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(i))

     *10.9 Franchise Agreement dated April 1, 1993, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(k))

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

     *10.10 Revolving Credit and Security Agreement dated January 10, 1990, as amended June 7, 1990, September 12, 1990, October 3, 1990, May 23, 1991, August 30, 1991, October 22, 1991,
                    November 13, 1992, January 8, 1993, August 11, 1993,
                    November 18, 1993, and January 12, 1994, with Compass Bank (formerly known as Central Bank of the South), together with Revolving Credit Commercial Note date January 10, 1990, in the amount of $800,000 executed by the Company. (1994 S-1, Exhibit 10(aa))

     *10.10.1 Twelfth Loan Modification Agreement and Amendment to Loan Documents dated May 24, 1994 between Compass Bank and the Company. (1995 S-1, Exhibit 10.31.1)

     *10.10.2 Thirteenth Loan Modification Agreement and Amendment to Loan Documents dated August 16, 1994 between Compass Bank and the Company. (1995 S-1, Exhibit 10.31.2)

     *10.10.3 Form of Fourteenth Loan Modification Agreement and Amendment to Loan Documents dated November 14, 1994 between Compass Bank and the Company. (1995 S-1, Exhibit 10.31.3)

     *10.11 Loan Agreement dated January 15, 1988, by and between Harold Ruttenberg, Pamela B. Ruttenberg (Borrowers), Casual Wear, Inc. (Guarantor) and Warrior Savings Bank, together with
                    Note in the amount of $400,000 and Guaranty Agreement. (1994 S-1, Exhibit 10(bb))

     *10.12 Loan Agreement dated December 1, 1988, by and between Harold Ruttenberg, Pamela B. Ruttenberg (Borrowers), Casual Wear, Inc. (Guarantor) and Warrior Savings Bank, together with
                    Note in the amount of $200,000 and Guaranty Agreement. (1994 S-1, Exhibit 10(cc))

     *10.13 Purchase and Sale Agreement dated July 14, 1993, between Florida Mall Peripheral Associates and the Company. (1994 S-1, Exhibit 10(dd))

     *10.14 Sales Contract dated January 18, 1994, between Harold Ruttenberg and Pam Ruttenberg and the Company. (1994 S-1,
                    Exhibit 10(jj))

     *10.15 Personal Service Agreement dated August 17, 1994 between the Company and Bart Starr, Sr. (1995 S-1, Exhibit 10.40)

     11             Computation of Net Income per share

     18             Letter from Deloitte & Touche LLP regarding Change in
                    Accounting Principle

EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------

     *21            Subsidiaries (1994 S-1)

     23.1           Consent of Deloitte & Touche LLP

     24.1           Power of Attorney of Randall L. Haines

     24.2           Power of Attorney of Michael P. Lazarus

     24.3           Power of Attorney of Bart Starr

     24.4           Power of Attorney of Edward S. Croft, III

     24.5           Power of Attorney of David F. Bellet

       (b)  Reports on Form 8-K.
            -------------------

            No Reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JUST FOR FEET, INC.


Date:  April 22, 1997              By: /s/ Harold Ruttenberg
                                       ----------------------------------------
                                       Harold Ruttenberg
                                       Chairman of the Board,
                                       President and Chief Executive Officer



Date:  April 22, 1997              By: /s/ Robert C. Wabler
                                       ----------------------------------------
                                       Robert C. Wabler
                                       Executive Vice President
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


      Signature                          Title                 Date
      ---------                          -----                 ----

/s/ Harold Ruttenberg          Chairman of the Board,     April 22, 1997
----------------------         President and Chief
 Harold Ruttenberg             Executive Officer


/s/ Robert C. Wabler           Executive Vice President,  April 22, 1997
----------------------         Chief Financial Officer
 Robert C. Wabler              and Director


  *                            Director                   April 24, 1997
----------------------
 Michael P. Lazarus

  *                            Director                   April 25, 1997
----------------------
 Bart Starr, Sr.

  *                            Director                   April 23, 1997
----------------------
 Randall L. Haines

  *                            Director                   April 23, 1997
----------------------
David F. Bellet

  *                            Director                   April 24, 1997
----------------------
Edward S. Croft, III

*By: /s/ Robert C. Wabler
     -------------------------------------
     Robert C. Wabler, as Attorney-
     in-Fact pursuant to Powers of
     Attorney filed as exhibits to
     this Report

                                 EXHIBIT INDEX

                                                                     Sequential
Exhibit Number              Description                              Page Number
--------------      -----------------------------                    -----------

   2.1 Asset Purchase Agreement dated March 17, 1997 by and between Owensboro Investment Company, Inc. and Just For Feet, Inc.

   2.2 Stock Purchase Agreement dated March 17, 1997 by and among Just For Feet, Premium Sports,
                    Inc. and John Gasser

   2.3 Agreement and Plan of Merger dated March 17, 1997, by and among Just For Feet, Inc., an Alabama corporation, IAC Acquisition Corporation, a Michigan corporation and wholly owned subsidiary of Just For feet, Imperial Acquisition Corporation, a Michigan corporation, and certain of the shareholders of Imperial acquisition Corporation.

   10.2 Employment Agreement dated November 6, 1996 between the Company and Alex Bond

   10.6.2           Amendment No. 3 to the Just For Feet, Inc.
                    Employee Incentive Stock Option Plan.

   11               Computation of Net Income Per Share

   18               Letter from Deloitte & Touche LLP regarding
                    Change in Accounting Principle

   23.1             Consent of Deloitte & Touche LLP

   24.1             Power of Attorney of Randall L. Haines

   24.2             Power of Attorney of Michael P. Lazarus

   24.3             Power of Attorney of Bart Starr

   24.4             Power of Attorney of Edward S. Croft, III

   24.5             Power of Attorney of David F. Bellet