Form 10-K/A
period 1997-01-31
JUST FOR FEET INC
filed 1997-06-02
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                  FORM 10-K/A
                            ------------------------

                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1997
                            ------------------------


                          Commission File No. 0-23570

                              JUST FOR FEET, INC.

                             An Alabama Corporation
                  (IRS Employer Identification No. 63-0734234)
                            7400 Cahaba Valley Road
                           Birmingham, Alabama  35242
                                 (205) 408-3000

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      None
                            ------------------------


                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                    Common Stock, par value $.0001 per share
                            ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (16,625,806 shares) on April 21, 1997 was $260,817,332. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share, as of April 21, 1997: 28,832,956 shares.

The following items are amended:

     Part III:

     Item 10.  Directors and Executive Officers of the Registrant.
     Item 11.  Executive Compensation.
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The executive officers and directors of the Company are as follows:

NAME                    AGE                 POSITION
----                    ---                 --------
Harold Ruttenberg        54  Chairman of the Board, President and
                             Chief Executive Officer

Eric L. Tyra             48  Executive Vice President - Finance and
                             Chief Financial Officer

Adam J. Gilburne         34  Executive Vice President -Merchandising

Alex M. Bond             27  Executive Vice President  - Strategic
                             Development

Don-Allen Ruttenberg     30  Executive Vice President  - New Store
                             Development

Scott C. Wynne           30  Executive Vice President  - Operations
                             and Secretary

Bart Starr, Sr.          63  Director

Michael P. Lazarus       41  Director

Randall L. Haines        54  Director

David F. Bellet          50  Director

Edward S. Croft, III     54  Director



     Mr. Harold Ruttenberg is the founder of the Company and has served as its Chairman, President and Chief Executive Officer since its inception in 1977.

     Mr. Tyra has served as Executive Vice President - Finance and Chief Financial Officer since May 1997. From 1994 to May 1997, Mr. Tyra was Vice-President-Finance, Treasurer and Chief Financial Officer of Club Car, Inc., a manufacturer of golf and utility carts, where his responsibilities included treasury, inventory systems, financial controls and reporting, and commercial and investment banking relationships. Previously, Mr. Tyra served in various capacities with Deloitte & Touche LLP.

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

     Mr. Starr has served as a director of the Company since August 1993. He has served as the Chairman of the Board of Healthcare Realty Management, a real estate development company, since 1990 and from 1984 to 1990 was a partner in RAL Management Group, also a real estate development company. From 1956 to 1972, Mr. Starr was a professional football player for the Green Bay Packers of the National Football League. He presently serves as a spokesperson for the Company.

     Mr. Lazarus has served as a director of the Company since August 1993. Mr. Lazarus has served as a Managing Partner of Weston Presidio Capital Management, L.P., a venture capital firm, since 1991. From 1986 to 1991, he served as Managing Director and Director of the Private Placement Department of Montgomery Securities. Mr. Lazarus also serves as a director of Guitar Center, Inc.

     Mr. Haines has served as a director of the Company since May 1994. Mr. Haines has served as President of Compass Bank - Birmingham since February 1996. From January 1993 to January 1996, Mr. Haines served as President of Compass Bank of Huntsville, Alabama. From 1986 to January 1993, Mr. Haines served as Commercial Banking Manager of Compass Bank of Birmingham, Alabama.

     Mr. Bellet has served as a director of the Company since May 1996. Mr. Bellet has been Chairman of Crown Advisors Ltd., a private investment counseling firm, since founding the firm in 1981. He is also a general partner in the limited partnerships managed by Crown in the venture capital industry. From 1969 to 1981, Mr. Bellet was a Vice President of Citibank in the Investment Management Group. Mr. Bellet also serves on the Board of Directors of One Price Clothing Stores.

     Mr. Croft has served as a director of the Company since July 1996. Mr. Croft has been a principal in the Atlanta, Georgia investment banking firm of Croft & Bender LLC since April 1996. From May 1971 through April 1996, Mr. Croft was an investment banker with The Robinson-Humphrey Company, Inc. Mr. Croft also serves on the Board of Directors of Computer Products, Inc. and Acorn Venture Capital Corporation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during fiscal 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that one report covering one transaction was inadvertently filed late by Mr. Croft and two reports covering two transactions were inadvertently filed late by each of Messrs. Don-Allen Ruttenberg, Wynne, Wabler and Gilburne.

ITEM 11.       EXECUTIVE COMPENSATION.
-------        ----------------------

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and any other officer whose cash compensation during fiscal 1996 exceeded $100,000 (the "Named Executive Officers), for fiscal 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                   ANNUAL COMPENSATION                AWARDS
                                          --------------------------------------   ------------
                                                                                    SECURITIES
                                  FISCAL                           OTHER ANNUAL     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR    SALARY       BONUS      COMPENSATION      OPTIONS      COMPENSATION
---------------------------       ------  --------  -------------  -------------   ------------   ------------
Harold Ruttenberg                   1996  $382,052        --        $10,214/(2)/         --        $17,650/(1)/
  Chairman, President and           1995   391,666        --         18,060/(2)/         --
     Chief Executive Officer        1994   281,612        --         34,121/(2)/         --

Robert C. Wabler/(3)/               1996  $210,127    $377,417/(4)/               100,000 shares   $ 2,160/(1)/
  Executive Vice President and      1995   230,000        --             --              --
     Chief Financial Officer        1994   214,059        --             --        75,000 shares

Adam J. Gilburne                    1996  $198,077    $ 50,000                    100,000 shares
  Executive Vice President -        1995   150,000        --             --              --
     Merchandising                  1994   150,000    $ 50,000           --       157,920 shares

Don-Allen Ruttenberg                1996  $100,000        --          2,684/(2)/  100,000 shares
  Executive Vice President -        1995    85,615        --             --              --
      New Store Development         1994    63,632    $ 25,000           --        30,000 shares

Scott C. Wynne                      1996  $100,000        --            558/(2)/  100,000 shares
   Executive Vice President -       1995    88,692        --             --              --
     Operations and                 1994    63,562    $ 25,000           --        30,000 shares
     Secretary
-------------

/(1)/ Represents premiums paid by the Company for term life insurance on behalf of the Named Executive Officer.
/(2)/ Includes country club dues, health insurance premiums and lease payments on an automobile.
/(3)/ Mr. Wabler resigned as a director and officer of the Company effective May 30, 1997.
/(4)/ Pursuant to the terms of Mr. Wabler's employment agreement, amount paid as a bonus equal to the after-tax purchase price of certain stock options granted under such employment agreement. See "-- Employment and Noncompetition Agreements."

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

    On May 9, 1993, the Company entered into a five-year employment agreement with Robert C. Wabler. Under the terms of such agreement, Mr. Wabler received an initial base annual salary of $200,000, subject to a $10,000 annual minimum increase, as well as an annual bonus to be determined at the discretion of the Board of Directors and other bonuses in connection with his acquisition of up to 105,322 of the Company's common stock pursuant to the exercise of stock options, plus certain other employee benefits. The employment agreement contains non-competition provisions which prohibit Mr. Wabler from becoming employed by or connected with any other entity which operates under an athletic footwear superstore format similar to that of the Company for a period of three and one-half years after the termination of his employment, except in the event of the termination by the Company in violation of the terms of the agreement. The agreement allows the Company to terminate employment on 12 months' notice without cause and upon 30 days' notice with cause.

    On March 18, 1994, the Company entered into a five-year employment agreement with Adam J. Gilburne. Under this agreement, Mr. Gilburne serves as a Vice President of the Company and received an annual salary of $150,000 for the first two years of his employment and $175,000 for each year thereafter, plus a bonus of $50,000 each year if certain performance criteria are achieved by the Company. He also received, under the Company's Stock Option Plan, options to purchase 180,630 shares of common stock at a price of $4.15 per share. Mr. Gilburne's employment agreement contains a non-competition provision which prohibits Mr. Gilburne from becoming employed by or connected with any entity engaged in the retail sale of shoes through use of a superstore format, within a radius of 50 miles of any Just For Feet store, for a period of three years after the termination of his employment, except in the event of the termination by the Company in violation of the terms of the agreement.

OPTIONS

                                       OPTION GRANTS IN FISCAL 1997

                                            INDIVIDUAL GRANTS
                        ------------------------------------------------------
                                             % OF TOTAL                              POTENTIAL REALIZABLE
                           NUMBER OF          OPTIONS                                  VALUE AT ASSUMED
                          SECURITIES         GRANTED TO                             ANNUAL RATES OF STOCK
                          UNDERLYING         EMPLOYEES  EXERCISE                    PRICE APPRECIATION FOR
                           OPTIONS            IN FISCA    PRICE     EXPIRATION         OPTION TERM /(3)/
         NAME           GRANTED (#)/(1)/     YEAR/(2)   ($/SHARE)      DATE            5%            10%
---------------------   ---------------       --------  ---------   ----------     -----------  ------------
Adam J. Gilburne          100,000/(4)/          7.2%      $23.50      12/16/06     $1,477,902    $3,745,795

Robert C. Wabler          100,000/(4)/          7.2%      $23.50      12/16/06     $1,477,902    $3,745,795

Don-Allen Ruttenberg      100,000/(4)/          7.2%      $23.50      12/16/06     $1,477,902    $3,745,795

Scott C. Wynne            100,000/(4)/          7.2%      $23.50      12/16/06     $1,477,902    $3,745,795


___________________________________
/(1)/ Stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.
/(2)/ The Company granted options to purchase an aggregate of 1,381,163 shares to employees in the year ended January 31, 1997.
/(3)/ The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.
/(4)/ Vests in equal increments over a four year period beginning on December
      16, 2001.


    The following table presents information regarding options exercised by the Named Executive Officers during fiscal 1996 and the value of options outstanding at January 31, 1997.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                      FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------
                                                           NUMBER OF SECURITIES
                                                                UNDERLYING         VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT  IN-THE-MONEY OPTIONS
                                                             FISCAL YEAR END        AT FISCAL YEAR END
                         SHARES ACQUIRED                        EXERCISABLE/            EXERCISABLE/
        NAME              ON  EXERCISE     VALUE REALIZED      UNEXERCISABLE            UNEXERCISABLE
----------------------   ---------------   --------------   ---------------------   --------------------
Harold Ruttenberg             --               --                  --                      --

Robert C. Wabler                291,137      $8,434,374       56,250/156,250       $1,165,500/$1,765,500

Adam J. Gilburne                     --              --       72,252/264,628       $1,831,588/$4,512,882

Don-Allen Ruttenberg             59,558      $1,981,875       25,479/170,479       $  714,176/$2,246,576

Scott C. Wynne                   59,558      $1,981,875       25,479/170,479       $  714,176/$2,246,576


COMPENSATION OF DIRECTORS

    Non-employee directors of the Company receive directors fees of $1,000 for each meeting of the Board or a committee thereof attended. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. No director who is an officer or employee of the Company receives compensation for services rendered as a director. The Company maintains a stock option plan for the benefit of its non-employee directors.
The Just For Feet, Inc. Non-Employee Director Stock Option Plan (the "Directors Plan") reserves 281,250 shares of common stock for issuance pursuant to the exercise of options granted under such plan. The Directors Plan provides for an initial grant of options to purchase 25,000 shares to all existing non-employee directors (with the exception of Mr. Bart Starr) and to any person who becomes a non-employee director in the future. In addition, the Directors Plan provides that each year on the first day of the Company's fiscal year, each then non-employee director will be automatically granted options to purchase 2,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Harold Ruttenberg, President and Chief Executive Officer of the Company, has served as a member of the Compensation Committee of the Board of Directors since that committee was appointed in August 1993.

    Randall L. Haines, a member of the Compensation Committee, is president of Compass Bank -Birmingham. The Company has a revolving line of credit at Compass Bank, pursuant to which the Company may borrow up to $20,000,000 for general corporate purposes. As of January 31, 1997, there were no borrowings under such line of credit.

    The Company owns 21,021 shares in Compass Bank Short-Term High Quality Bond Fund, a pooled fund administered by Compass Bank which invests primarily in corporate and government agency securities. As of January 31, 1997, such shares had a market value of approximately $2,094,473.

    On January 31, 1996 and 1997, the Company borrowed $55,000,000 and $100,000,000, respectively, from Compass Bank on a short-term basis to fund a portion of the purchase price of $90,000,000 and $125,000,000, respectively, in face amount of U.S. Treasury Bills. The securities were purchased by the Company in connection with the Company's Alabama shares tax planning. The 1996 loan bore interest at 8 1/2% per annum and the 1997 loan bore interest at 6.69% per annum. The Company sold the Treasury Bills in early February 1996 and 1997 and repaid the loans from Compass Bank in full.

    Management believes that each of the above transactions was entered into on terms no less favorable to the Company than could have been obtained from unaffiliated third parties, at the time such transactions were negotiated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

    Based solely on information made available to the Company, the following table sets forth certain information as of May 21, 1997 with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.


                                                       Shares of
                                                     Common Stock           Percent of
               Beneficial Owner                Beneficially Owned/(1)/  Outstanding Shares
---------------------------------------------  -----------------------  -------------------

Harold Ruttenberg/(2)/                              5,350,049                17.9%
Pamela B. Ruttenberg/(3)/                           1,841,002                 6.1
Fidelity Management
    & Research Company/(4)/                         4,252,525                14.2
Pilgram Baxter & Associates/(5)/                    1,965,924                 6.6
Karl B. Friedman, as Trustee for the
   Pamela B. Ruttenberg Irrevocable
   Children's Trust/(6)/                              521,909                 1.7
Adam J. Gilburne/(7)/                                 263,313  *
Harold and Pamela Ruttenberg Foundation               375,845                 1.3
Robert C. Wabler/(8)/                                 362,801                 1.2
Ruttenberg Family Foundation/(9)/                     137,687  *
Don-Allen Ruttenberg/(10)/                             88,124  *
Scott C. Wynne/(11)/                                   88,124  *
Randall L. Haines/(12)/                                39,088  *
Michael P. Lazarus/(13)/                               38,750  *
Bart Starr, Sr.                                        11,560  *
David F. Bellet/(14)/                                  22,500  *
Edward S. Croft, III /(15)/                             1,171  *
All executive officers and
    directors as a group (11 persons)/(16)/         6,265,479                20.8%

--------------
  * Less than 1%.

/(1)/ Unless otherwise indicated, each person has sole voting and investment power as to all such shares. Shares of Common Stock underlying options to purchase Common Stock are deemed to be outstanding for the purpose of computing the outstanding Common Stock owned by the particular person and by the group, but are not deemed outstanding for any other purpose.
/(2)/ Harold Ruttenberg and Pamela B. Ruttenberg are husband and wife. Includes
      3,509,047 shares owned directly by Harold Ruttenberg and 1,841,002 shares held by him as Trustee under a Voting Trust Agreement for the benefit of Pamela B. Ruttenberg which terminates in 2003. Mr. Ruttenberg's address is 7400 Cahaba Valley Road, Birmingham, Alabama 35242.

/(3)/  Represents shares held by Harold Ruttenberg as Voting Trustee for Pamela
       B. Ruttenberg, with respect to which Mr. Ruttenberg has voting power. Mrs. Ruttenberg retains the power to dispose of such shares. Mrs. Ruttenberg's address is 7400 Cahaba Valley Road, Birmingham, Alabama 35242.
/(4)/ Based upon a statement on Schedule 13G dated February 11, 1997 filed by FMR Corp., the parent corporation of Fidelity Management & Research Company ("Fidelity"). Fidelity is the beneficial owner of the shares as a result of acting as investment adviser to various investment companies. FMR Corp. has sole dispositive power over the shares. The Company makes no representation as to the accuracy or completeness of the information reported. FMR Corp.'s business address is 82 Devonshire Street, Boston, Massachusetts 02109.
/(5)/ Based upon a statement on Schedule 13G dated March 12, 1997 filed by Pilgrim Baxter & Associates ("Pilgrim"). Pilgrim, as an investment advisor, has sole dispositive power and shares voting power with respect to all shares. The Company makes no representation as to the accuracy or completeness of the information reported. The business address of Pilgrim is 1255 Drummers Lane, Suite 300, Wayne, Pennsylvania 19087.
/(6)/ Trust is for the benefit of the three adult children of Harold and Pamela Ruttenberg. The shares held in the trust are allocated pro rata among the three children. Mr. Friedman disclaims beneficial ownership of the shares in the trust.
/(7)/ Includes 36,123 shares subject to outstanding options to purchase Common Stock which are exercisable within 60 days. Excludes 282,691 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(8)/ Includes 40,537 shares owned by Mr. Wabler's wife and 56,250 shares subject to outstanding options to purchase Common Stock which are exercisable within 60 days. Excludes 156,250 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(9)/ Shares held by the Ruttenberg Family Foundation for the benefit of the Birmingham Jewish Federation. The Ruttenbergs disclaim beneficial ownership of the shares held by the Foundation.
/(10)/ Excludes 155,479 shares subject to outstanding options to purchase Common
       Stock which will become exercisable at various dates in the future. /(11)/ Includes 40,478 shares subject to outstanding options to purchase Common
       Stock which are exercisable within 60 days. Excludes 155,479 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(12)/ Includes 38,750 shares subject to outstanding options to purchase Common
       Stock which are exercisable within 60 days. Excludes 23,750 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(13)/ Represents shares subject to outstanding options to purchase Common Stock which are exercisable within 60 days. Excludes 23,750 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(14)/ Includes 12,500 shares subject to outstanding options to purchase Common
       Stock which are exercisable within 60 days. Excludes 27,500 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.
/(15)/ Excludes 77,500 shares subject to outstanding options to purchase Common
       Stock which will become exercisable at various dates in the future. /(16)/ Includes outstanding options to purchase an aggregate of 221,851 shares of Common Stock held by executive officers and directors which are exercisable within 60 days. Excludes 1,102,399 shares subject to outstanding options to purchase Common Stock which will become exercisable at various dates in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

    For information regarding transactions between the Company and either of Harold Ruttenberg or Randall L. Haines, see "Compensation Committee Interlocks and Insider Participation."

    It is the policy of the Company not to enter into any transaction with a related party, without the approval of a majority of disinterested directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                     JUST FOR FEET, INC.


Date: May 29, 1997                     By:/s/ Harold Ruttenberg
                                          ---------------------
                                          Harold Ruttenberg
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Date: May 29, 1997                     By:/s/ Robert C. Wabler
                                          --------------------
                                          Robert C. Wabler
                                          Executive Vice President
                                          and Chief Financial Officer