Form 10-Q
period 1997-04-30
JUST FOR FEET INC
filed 1997-06-12
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number:
         April 30, 1997                               0-23570


                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Alabama                                         63-0734234
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

7400 Cahaba Valley Road, Birmingham, Alabama                        35242
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:        (205) 408-3000
                                                           --------------


153 Cahaba Valley Parkway North, Birmingham, Alabama  35124
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


                 Yes      X            No
                      ----------           ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share       29,953,290 shares
--------------------------------------------------------------------------------
               Class                      Outstanding at June 9, 1997

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share amounts)

                                                        April 30,     January 31,
                                                          1997           1997
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 10,150       $138,785
  Marketable securities available for sale               28,881         33,961
  Accounts receivable, net                                7,543          6,553
  Merchandise inventories                               140,061        133,323
  Other current assets                                    5,177          2,121
                                                       --------       --------
           Total current assets                         191,812        314,743

PROPERTY AND EQUIPMENT, NET                              65,206         54,922

MARKETABLE SECURITIES AVAILABLE FOR SALE                  5,272          2,966

FRANCHISE RIGHTS AND GOODWILL                            13,517          3,113

OTHER ASSETS                                                483             90
                                                       --------       --------
                                                       $276,290       $375,834
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                               $100,000
  Accounts payable - trade                             $ 17,795         38,897
  Accrued expenses                                        8,903          5,487
  Income taxes                                            3,228            425
  Obligations under capital leases and
    long-term debt due within one year                    1,977          2,105
                                                       --------       --------
           Total current liabilities                     31,903        146,914

LONG-TERM DEBT                                            8,392          4,449

CAPITAL LEASE OBLIGATIONS                                 1,880          2,039

DEFERRED LEASE RENTALS                                    3,474          3,036

DEFERRED INCOME TAXES                                       826            840
                                                       --------       --------
           Total liabilities                             46,475        157,278

SHAREHOLDERS' EQUITY
  Common stock - par value $.0001 per share;
    authorized 70,000,000 shares; 28,830,510 and
    28,494,646 shares issued and outstanding at
    April 30, 1997 and January 31, 1997,
    respectively                                              3              3
  Paid-in capital                                       196,550        190,492
  Retained earnings                                      33,262         28,061
                                                       --------       --------
            Total shareholders' equity                  229,815        218,556
                                                       --------       --------
                                                       $276,290       $375,834
                                                       ========       ========

The accompanying notes are an integral part of these unaudited condensed financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
                                                                             Three Months Ended
                                                                                 April 30,
                                                                         ----------------------------
                                                                             1997          1996

NET SALES                                                                  $ 92,803      $ 49,150

COST OF SALES                                                                53,801        28,397
                                                                           --------      --------

GROSS PROFIT                                                                 39,002        20,753
                                                                           --------      --------

FRANCHISE FEES AND ROYALTIES EARNED                                             208           122
                                                                           --------      --------
OPERATING EXPENSES:
  Store operating                                                            27,197        13,905
  Store opening costs                                                         1,060         1,508
  General and administrative                                                  3,145         1,520
                                                                           --------      --------
           Total operating expenses                                          31,402        16,933
                                                                           --------      --------

OPERATING INCOME                                                              7,808         3,942

INTEREST INCOME                                                                 761         1,121

INTEREST EXPENSE                                                               (316)         (163)
                                                                           --------      --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                              8,253         4,900

PROVISION FOR INCOME TAXES                                                    3,052         1,724
                                                                           --------      --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                   5,201         3,176

CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996) OF
  CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES                                       2,041
                                                                           --------      --------

NET INCOME                                                                 $  5,201      $  1,135
                                                                           ========      ========

NET INCOME PER SHARE -

  BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               $   0.18      $   0.11
    CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
    OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES                                   0.07
                                                                           --------      --------

NET INCOME PER SHARE                                                       $   0.18      $   0.04
                                                                           ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                29,580        27,959
                                                                           ========      ========



The accompanying notes are an integral part of these unaudited condensed financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------
(In thousands)
                                                                       Three Months Ended
                                                                            April 30,
                                                                  -----------------------------
                                                                       1997           1996

OPERATING ACTIVITIES:
  Net income                                                      $   5,201      $  1,135
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Cumulative effect of change in accounting principle                           2,041
      Depreciation and amortization                                   1,335           850
      Amortization of franchise rights                                   45            45
      Amortization of goodwill                                           65
      Deferred income taxes                                             (15)         (162)
      Deferred lease rentals                                            438           307
   Changes in assets and liabilities providing (using) cash, net of effects of acquisition in 1997:
      Accounts receivable                                            (1,100)       (1,144)
      Merchandise inventories                                          (391)      (10,425)
      Other assets                                                   (3,067)         (102)
      Accounts payable - trade                                      (23,240)        1,587
      Accrued expenses                                                3,355           727
      Income taxes                                                    2,783        (1,450)
                                                                  ---------      --------
           Net cash used in operating activities                    (14,591)       (6,591)
                                                                  ---------      --------

INVESTING ACTIVITIES:
  Purchases of marketable securities                                (10,658)      (14,783)
  Maturities and sales of marketable securities                      13,431        23,586
  Purchases of property and equipment                               (10,199)       (3,996)
  Acquisition, net of cash acquired                                 (10,795)
                                                                  ---------      --------
           Net cash provided by (used in) investing activities      (18,221)        4,807
                                                                  ---------      --------

FINANCING ACTIVITIES:
  Repayment of short-term borrowing                                (100,000)      (55,000)
  Proceeds from long-term debt                                        4,040
  Principal payments on long-term debt                                 (225)         (141)
  Principal payments on capital lease obligations                      (191)          (66)
  Exercise of stock options                                             553           101
  Other                                                                              (144)
                                                                  ---------      --------
           Net cash used in financing activities                    (95,823)      (55,250)
                                                                  ---------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (128,635)      (57,034)
                                                                  ---------      --------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      138,785        96,854

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  10,150      $ 39,820
                                                                  =========      ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands, except per share amounts)


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

The results of operations for three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

The Company effected a 3 for 2 stock split in October 1996. All share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect the stock splits as if such had occurred as of the earliest period presented.

EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The statement requires the presentation of net income per common share and net income per common share - assuming dilution. Net income per common share excludes common stock equivalents such as options, while net income per common share - assuming dilution considers the possible effect of all common shares which can be potentially issued.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Effective February 1, 1996, the Company changed its method for accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2,041 ($0.07 per share) charge to operations for the effect on prior years (to January 31,1996) net of income taxes of $1,137.

NOTE 3 - ACQUISITION

On March 17, 1997, the Company acquired Athletic Attic, a privately owned footwear and apparel retailer based in Gainesville, Florida for approximately $9.5 million in cash and approximately 259,000 shares of the Company's common stock(with a then fair market value of approximately $5.5 million). The Company also repaid approximately $1.3 million of Athletic Attic's debt. This acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair value as of the acquisition date. The accompanying consolidated statements of income for the three months ended April 30, 1997 includes the results of operations of Athletic Attic from the acquisition date. The $5.5 million of common stock represents non-cash investing and financing activities for the purpose of the statement of cash flows for the quarter ended April 30, 1997. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

Note 4 - SUBSEQUENT EVENT

On May 14, 1997, the Company completed its acquisition of Imperial Sports, a privately owned Flint, Michigan based athletic footwear and apparel retailer for approximately $5.0 million in cash and $21.7 million in the Company's common stock. The company also repaid approximately $9 million of Imperial Sports debt. As of April 30, 1997, Imperial Sports operated 57 specialty stores in Michigan, Illinois, Indiana and Ohio, primarily in major enclosed shopping malls and retail strip centers. For its fiscal year ended February 28, 1997, Imperial Sports had net sales of approximately $45 million. This acquisition will be accounted for as a purchase. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was founded in 1977 with the opening of a small mall-based store and in 1988 Just For Feet opened its first superstore in Birmingham, Alabama. As a result of the success and high sales volume generated by the larger store format, the Company has focused on developing and refining its superstore concept. As of April 30, 1997, there were 62 Just For Feet superstores operating in 17 states, including eight superstores operated by the Company's only franchisee.

  Of the 54 Company-owned superstores at April 30, 1997, 23 superstores were opened in fiscal 1996 and four superstores were opened during the first quarter of fiscal 1997. The Company expects to open a total of approximately 20 superstores during fiscal 1997 and approximately 25 superstores during fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

  As part of its long-term growth strategy, the Company entered the smaller specialty store segment of the athletic and outdoor footwear and apparel market through its acquisition of Athletic Attic on March 17, 1997. Athletic Attic operates 30 company-owned stores in nine states, with an additional 48 stores operated by 17 franchisees in 15 states and Puerto Rico. On May 14, 1997, the Company acquired Imperial Sports, a privately owned Flint, Michigan based athletic and outdoor footwear and apparel retailer that operates 57 stores in Michigan, Illinois, Indiana and Ohio, primarily in major enclosed malls and retail strip centers. The Company anticipates opening approximately eight speciality stores during fiscal 1997 and approximately 25 speciality stores during fiscal 1998. The acquired stores have a higher general and administrative expense structure and slightly higher store expense margin than the Company's superstores.

  To accommodate the Company's superstore expansion strategy and the development of the smaller specialty store concept, the Company has invested in expanding and upgrading its corporate staff. As a result, the Company's general and administrative costs increased to 3.4% of sales during the first quarter of 1997 from 3.1% in the comparable prior year period. The Company expects general and administrative expenses will continue to increase as a percentage of sales over the prior year period as a result of this investment and the higher general and administrative margin structure in the acquired specialty stores.

  The minimum wage increase has resulted in an increase in the Company's payroll expense. As a result, store operating expenses as a percentage of net sales have increased over prior year periods. The Company has implemented new scheduling policies and practices to help mitigate the overall impact of the increase. However, there can be no assurance that additional increases in the minimum wage will not affect store operating expenses in future periods.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the first three months of fiscal 1997, comparable store sales increased 5.0%. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable stores sales will continue.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:


                                          Three Months Ended
                                               April 30,
                                          ------------------
                                            1997      1996
                                          --------  --------
Net sales................................   100.0%    100.0%
Cost of sales............................    58.0      57.8
                                            -----     -----
  Gross profit...........................    42.0      42.2
Franchise fees and royalties earned......     0.2       0.2
Operating expenses:
  Store operating........................    29.3      28.3
  Store opening costs....................     1.1       3.1
  General and administrative.............     3.4       3.1
                                            -----     -----
    Operating income.....................     8.4       7.9
Interest income, net.....................     0.5       2.0
                                            -----     -----
Income before income taxes and
 cumulative effect of change in
 accounting principle....................     8.9       9.9
Provision for income taxes...............     3.3       3.5
                                            -----     -----
Income before cumulative effect of
 change in accounting principle..........     5.6       6.4

Cumulative effect on prior years (to
 January 31, 1996) of change in
 accounting principle....................       -       4.1
                                            -----     -----
    Net income...........................     5.6%      2.3%
                                            =====     =====


THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

  Net Sales. Net sales increased $43.7 million, or approximately 88.7% to $92.8 million in the first quarter of fiscal 1997 compared to net sales of $49.2 million for the first quarter of fiscal 1996. This increase was primarily attributable to 24 new superstores opened since April 30, 1996, an increase in comparable store sales of 5.0%, and additional sales of $2.8 million from Athletic Attic.

  Gross Profit. Gross profit as a percentage of net sales decreased slightly to 42.0% in the first quarter of fiscal 1997 from 42.2% in the first quarter of fiscal 1996.

  Store Operating Expenses. Store operating expenses increased $13.3 million or approximately 95.7% to $27.2 million in the first quarter of fiscal 1997 from $13.9 million in the first quarter of fiscal 1996. The increase was primarily attributable to the operating expenses of the 24 superstores opened since April 30, 1996 and an increase in payroll expenses at the store level resulting from an increase in the minimum wage. As a percentage of net sales, store operating expenses increased to 29.3% in the first quarter of fiscal 1997 from 28.3% in the first quarter of fiscal 1996.

  Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs decreased approximately $400,000 to approximately $1.1 million in the first quarter of fiscal 1997 from approximately $1.5 million in the first quarter of fiscal 1996, reflecting four superstores opened in the current fiscal quarter compared to five opened in the comparable prior year period and a reduction in per store opening costs as a result of management's increased focus on controlling costs. As a percentage of net sales, store opening costs decreased to approximately 1.1% in the first quarter of fiscal 1997 from approximately 3.1% in the first quarter of fiscal 1996. The decrease resulted primarily from increased focus on controlling costs associated with new store openings.

  General and Administrative Expenses. General and administrative expenses increased to $3.1 million, or approximately 106.7%, in the first quarter of fiscal 1997 from $1.5 million in the first quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses increased to approximately 3.4% in the first quarter of fiscal 1997 from approximately 3.1% in the first quarter of fiscal 1996. This increase was primarily attributable to an increased corporate staff to support the Company's planned growth.

  Operating Income. Operating income increased to $7.8 million in the first quarter of fiscal 1997 from $3.9 million in the first quarter of fiscal 1996. As a percentage of net sales, operating income increased to 8.4% in the first quarter of fiscal 1997 from 7.9% in the first quarter of fiscal 1996.

  Net Interest Income. Net interest income was approximately $445,000 in the first quarter of fiscal 1997, compared to net interest income of approximately $958,000 million in the first quarter of fiscal 1996. The decrease was primarily due to the liquidation of investments in order to finance the acquisition of the Athletic Attic and cash outlays for opening 24 superstores since April 30, 1996.

  Net Income. As a result of the above factors, net income increased to $5.2 million in the first quarter of fiscal 1997 from net income of $3.2 million in the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are cash flow from operations and borrowings under its line of credit. In addition, the Company's working capital was augmented by a portion of the proceeds of three public offerings of common stock in January and September 1995 and June 1996. The Company had working capital of $159.9 million and $100.1 million at April 30, 1997 and 1996, respectively. The principle use of working capital has been to purchase inventory, equipment, and fixtures and the acquisition of land for and construction of its new corporate headquarters. During the first quarter of fiscal 1997, the Company acquired property and equipment of $3.7 million to construct and open four new superstores and spent $700,000 for improvements to existing locations. The Company also spent $5.1 million on the construction of a new corporate headquarters facility, $500,000 on management information systems hardware and software and $9.5 million for the acquisition of Athletic Attic. The Company also repaid approximately $1.3 million of Athletic Attic's debt. The Company's short-term operational cash requirements are not highly seasonal. The Company had $39.0 million in cash and current marketable securities as of April 30, 1997.

  As of April 30, 1997, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1997, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings, if any, under the line of credit bear interest at either the bank's prime rate or at the LIBOR rate plus 1.25% (6.97% at April 30, 1997) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

  Just For Feet's current primary capital requirements have been for completion of the new corporate headquarters for approximately $11.0 million; cash payments related to the acquisitions of Athletic Attic and Imperial Sports and the related remodeling, new point-of-sale and corporate computer systems implementation and restocking of these stores; and for the opening of new superstores. The Company estimates that the total cash required to remodel and restock one of the acquired smaller specialty stores should range from $25,000 to $250,000, depending on the amount of remodeling which will be required and the mix and quantity of each of the acquired store's inventory. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.2 million to $2.0 million, depending on the amount of vendor and landlord assistance. The Company expects to open approximately 20 superstores in fiscal 1997 and approximately 25 superstores in fiscal 1998. The Company also expects to open approximately eight smaller speciality stores in fiscal 1997 and 25 of such stores in fiscal 1998. The Company expects total capital expenditures for fiscal 1997 to be approximately $35.5 million.

  The Company is not currently planning any material major expenditures other than those mentioned above, and believes that the proceeds of its public offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1998.

SEASONALITY

  The Company has not experienced significant seasonal fluctuations in its business. However, the highest sales periods for the Company are the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower margins during January and February due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate as new stores open.

IMPACT OF INFLATION

  The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.


                                    PART II

ITEM 2.  CHANGES IN SECURITIES.
------   ---------------------

  (c). On March 17, 1997, the Company acquired Athletic Attic Properties, Inc. ("Athletic Attic"), a Gainesville, Florida based retailer of athletic and outdoor footwear and apparel, in a series of transactions involving the acquisition of (i) all of the outstanding capital stock of Premium Sports, Inc., which in turn acquired Athletic Attic and (ii) substantially all the assets of Owensboro Investment Company, Inc., a private company that was a substantial franchisee of Athletic Attic. The purchase price was $9.5 million cash, the repayment of approximately $1.3 million of Athletic Attic's debt and the issuance of $5.5 million in Just For Feet common stock. At the closing of the transaction, Just For Feet issued 259,267 shares of Common Stock to Owensboro Investment Company, Inc. The issuance of such shares was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the securities, when issued, bore a restrictive legend. No underwriter was involved in the transaction and no commissions were paid. Pursuant to the terms of the acquisition agreement, the Company has registered 188,969 of such shares for resale to the public by Owensboro Investment Company, Inc.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

  (a) Exhibits.  No exhibits are required to be filed with this Report.

  (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended April 30, 1997.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JUST FOR FEET, INC.



Dated: June 6, 1996                    By: /s/ Harold Ruttenberg
                                           ----------------------
                                           Harold Ruttenberg
                                           Chairman, President and Chief
                                           Executive Officer




Dated: June 6, 1996                    By: /s/ Eric L. Tyra
                                           -----------------
                                           Eric L. Tyra
                                           Executive Vice President and
                                           Chief Financial Officer