Form 10-Q
period 1997-07-31
JUST FOR FEET INC
filed 1997-09-15
CIK 918111

                          PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share amounts)

                                                                                                           July 31,      January 31,
                                                                                                             1997           1997
                                                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                            $  7,348         $138,785
      Marketable securities available for sale                                                                8,105           33,961
      Accounts receivable, net                                                                               10,598            6,553
      Merchandise inventories                                                                               178,214          133,323
      Other current assets                                                                                    3,089            2,121
                                                                                                           --------         --------
                       Total current assets                                                                 207,354          314,743

PROPERTY AND EQUIPMENT, NET                                                                                  81,301           54,922

MARKETABLE SECURITIES AVAILABLE FOR SALE                                                                      3,483            2,966

FRANCHISE RIGHTS, NET                                                                                         3,023            3,113

GOODWILL, NET                                                                                                34,185

OTHER ASSETS                                                                                                  1,682               90
                                                                                                           --------         --------
                                                                                                           $331,028         $375,834
                                                                                                           ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term borrowings                                                                                $     --         $100,000
      Accounts payable - trade                                                                               40,447           38,897
      Accrued expenses                                                                                       12,649            5,486
      Income taxes                                                                                            1,536              425
      Deferred income taxes                                                                                     362
      Obligations under capital leases and long-term
               debt due within one year                                                                       2,019            2,105
                                                                                                           --------         --------
                       Total current liabilities                                                             57,013          146,913

LONG-TERM DEBT                                                                                                9,698            4,449

CAPITAL LEASE OBLIGATIONS                                                                                     2,023            2,039

DEFERRED LEASE RENTALS                                                                                        4,806            3,036

DEFERRED INCOME TAXES                                                                                         1,112              840
                                                                                                           --------         --------
                       Total liabilities                                                                     74,652          157,277
                                                                                                           --------         --------

SHAREHOLDERS' EQUITY:
      Common stock - par value $.0001 per share; authorized 70,000,000 shares;
               29,973,860, and 28,494,646 shares issued and outstanding at
               July 31, 1997 and January 31, 1997, respectively                                                   3                3
      Paid-in capital                                                                                       218,305          190,492
      Retained earnings                                                                                      38,068           28,062
                                                                                                           --------         --------
                       Total shareholders' equity                                                           256,376          218,557
                                                                                                           --------         --------

                                                                                                           $331,028         $375,834
                                                                                                           ========         ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                                                    Three Months Ended              Six Months Ended
                                                                         July 31,                        July 31,
                                                                --------------------------      --------------------------
                                                                   1997            1996            1997            1996
NET SALES                                                       $  112,369      $   58,379      $  205,172      $  107,529

COST OF SALES                                                       65,115          33,567         118,916          61,964
                                                                ----------      ----------      ----------      ----------
GROSS PROFIT                                                        47,254          24,812          86,256          45,565
                                                                ----------      ----------      ----------      ----------
FRANCHISE FEES, ROYALTIES EARNED AND OTHER INCOME                      269             113             477             233
                                                                ----------      ----------      ----------      ----------
OPERATING EXPENSES:
   Store operating                                                  32,444          15,434          59,641          29,339
   Store opening costs                                               2,012           4,095           3,072           5,603
   General and administrative                                        4,910           1,822           7,945           3,297
   Amortization of goodwill and franchise rights                       245              45             355              90
                                                                ----------      ----------      ----------      ----------
     Total operating expenses                                       39,611          21,396          71,013          38,329
                                                                ----------      ----------      ----------      ----------
OPERATING INCOME                                                     7,912           3,529          15,720           7,469

INTEREST INCOME                                                        311           1,263           1,072           2,384

INTEREST EXPENSE                                                      (346)           (257)           (662)           (420)
                                                                ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                    7,877           4,535          16,130           9,433

PROVISION FOR INCOME TAXES                                           3,072           1,605           6,124           3,329
                                                                ----------      ----------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                           4,805           2,930          10,006           6,104

CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
   OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                                       -                           2,041
                                                                ----------      ----------      ----------      ----------
NET INCOME                                                      $    4,805      $    2,930      $   10,006      $    4,063
                                                                ==========      ==========      ==========      ==========

NET INCOME PER SHARE:
   BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                                 $     0.16      $     0.10      $     0.33      $     0.21

   CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
      OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                                                                 0.07
                                                                ----------      ----------      ----------      ----------
NET INCOME PER SHARE                                            $     0.16      $     0.10      $     0.33      $     0.14
                                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       30,881          28,888          30,231          28,422
                                                                ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands)

                                                                                                         Six Months Ended
                                                                                                             July 31,
                                                                                                  --------------------------------
                                                                                                       1997                1996
OPERATING ACTIVITIES:
    Net income                                                                                      $  10,006          $   4,063
    Adjustments to reconcile net income to
       net cash used in operating activities:
         Cumulative effect of change in accounting principle                                                               2,041
         Depreciation and amortization                                                                  3,156              1,605
         Amortization of franchise rights                                                                  90                 90
         Amortization of goodwill                                                                         265
         Deferred income taxes                                                                            149               (275)
         Deferred lease rentals                                                                         1,104                791
    Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1997:
         Accounts receivable                                                                           (3,675)              (769)
         Merchandise inventories                                                                      (28,245)           (37,953)
         Other assets                                                                                    (994)               548
         Accounts payable - trade                                                                      (3,364)            21,247
         Accrued expenses                                                                               6,000              2,415
         Income taxes                                                                                     846             (3,533)
                                                                                                    -----------        -----------
            Net cash used in operating activities                                                     (14,662)            (9,730)
                                                                                                    -----------        -----------

INVESTING ACTIVITIES:
    Purchases of marketable securities                                                                (14,537)           (21,743)
    Maturities and sales of marketable securities                                                      39,876             39,722
    Purchases of property and equipment                                                               (22,046)           (13,288)
    Acquisitions, net of cash acquired                                                                (25,302)
                                                                                                    -----------        -----------
            Net cash (used in) provided by investing activities                                       (22,009)             4,691
                                                                                                    -----------        -----------

FINANCING ACTIVITIES:
    Net repayments of short-term borrowings                                                          (100,000)           (55,000)
    Proceeds from long-term debt                                                                        5,429                350
    Principal payments on long-term debt                                                                 (337)              (290)
    Principal payments on capital lease obligations                                                      (548)              (169)
    Net proceeds from issuance of common stock                                                                            52,917
    Exercise of stock options                                                                             690                999
                                                                                                    -----------        -----------
       Net cash used in financing activities                                                          (94,766)            (1,193)
                                                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (131,437)            (6,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        138,785             96,854
                                                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $   7,348          $  90,622
                                                                                                    ===========        ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


Note 1 - General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which Just For Feet, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

The Company effected a 3 for 2 stock split in October 1996. All share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect the stock split as if such had occurred as of the earliest period presented.

On June 24, 1997, the Company's shareholders adopted the Company's 1997 Employee Incentive Plan, which reserved 1,400,000 shares of the Company's common stock for distribution under the plan pursuant to various types of incentive awards. At a special shareholders meeting on August 4, 1997, the Company's shareholders approved an increase in the amount of bonded indebtedness that the Company is authorized to incur to a level not to exceed $300 million.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires the presentation of net income per common share and net income per common share - assuming dilution. Net income per common share excludes common stock equivalents such as options, while net income per common share - assuming dilution considers the possible effect of all common shares which can be potentially issued.

Note 2 - Change in Accounting Principle

Effective February 1, 1996, the Company changed its method for accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting, the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2.0 million ($0.07 per share) charge to operations for the effect on prior years (to January 31,1996) net of income taxes of $1.1 million.

Note 3 - Acquisitions

On March 17, 1997, the Company acquired Athletic Attic for approximately $10.3 million in cash, the repayment of approximately $1.3 million of Athletic Attic's debt and approximately $5.6 million of common stock (297,267 shares). On May 14, 1997, the Company acquired Imperial Sports for approximately $5.6 million in cash, the repayment of approximately $9.0 million of Imperial Sports' debt and approximately $21.5 million of common stock (1,076,956 shares). These acquisitions have been accounted for as purchases and, accordingly, the purchase price of Athletic Attic and Imperial Sports (collectively "specialty stores") has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates of each of these companies. The accompanying consolidated statements of income for the three months and six months ended July 31, 1997 include the results of operations of Athletic Attic and Imperial Sports from their respective acquisition dates. Goodwill which resulted from these acquisitions, representing cost in excess of the fair market value of net assets of the acquired businesses, is being amortized on a straight-line basis over 30 years. The common stock issued in connection with these acquisitions represents non-cash investing and financing activities for the purpose of the statement of cash flows for the six months ended July 31, 1997. Pro forma results of operations have not been presented because the effects of the acquisitions of the specialty stores were not significant.

Note 4 - Subsequent Event

In July 1997, the Company announced that one of its shareholders filed a lawsuit against the Company, certain of its officers and directors and certain shareholders who sold shares in the Company's June 1996 public offering of common stock and two of the four managing underwriters in such offering. The shareholder purports to represent a class consisting of all persons who purchased common stock of the Company in or traceable to the June 1996 offering. The suit alleged that the Company's Registration Statement and Prospectus used in such offering contained materially misleading financial statements. The Company, its named officers and its named directors believe the claims are without merit, deny any liability on those claims and intend to vigorously defend this suit. See "Legal Proceedings."

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Just For Feet, Inc. is a rapidly growing operator of superstores specializing in brand-name athletic and outdoor footwear. The Company's goal is to become the leading athletic and outdoor footwear retailer in each of its markets by offering in its superstores the largest selection of brand-name shoes, superior customer service and technical sales assistance in a high-energy, entertaining store environment. The Company which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. At July 31, 1997, there were 69 Just For Feet superstores operating in 17 states, including eight superstores operated by the Company's only franchisee. Of the 61 Company operated superstores, 23 superstores were opened in fiscal 1996 and 11 superstores were opened during the first six months of fiscal 1997. The Company expects to open a total of 20 to 25 new superstores during fiscal 1997 and approximately 25 superstores in fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

    In March 1997, the Company entered the smaller specialty store segment of the athletic and outdoor footwear and apparel market with the acquisition of Athletic Attic, a privately owned athletic and outdoor footwear and apparel retailer based in Gainesville, Florida. In May 1997, the Company also acquired Imperial Sports, a privately owned, Flint, Michigan-based athletic and outdoor footwear and apparel retailer. As a result of the acquisition of the specialty stores, at July 31, 1997 the Company operated 85 company and 52 franchised specialty stores in 18 states and Puerto Rico. The acquired stores have a higher general and administrative expense structure and slightly higher store expense margin than the Company's superstores. The Company expects to open approximately eight specialty stores in fiscal 1997 and approximately 25 specialty stores in fiscal 1998.

    To accommodate the Company's superstore expansion strategy and the development of the smaller specialty store concept, the Company has invested in expanding and upgrading its corporate staff. As a result, the Company's general and administrative costs increased to 4.4% of net sales during the second quarter of 1997 from 3.1% in the comparable prior year period. The Company expects general and administrative expenses will continue to increase as a percentage of sales over the prior year period as a result of this investment and the higher general and administrative margin structure in the acquired specialty stores.

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

    In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three and six month periods ended July 31, 1997, comparable store sales increased 4.0% and 4.5%, respectively. The Company does not expect comparable store sales to continue to increase at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The specialty stores will not be included in the comparable store base until such stores have been owned and operated by the Company for twelve full months.

Results of Operations

    The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                                      Three Months Ended         Six Months Ended
                                                                            July 31,                  July 31,
                                                                      ------------------         ----------------
                                                                       1997         1996         1997       1996
                                                                       ----         ----         ----       ----
Net sales........................................................     100.0%        100.0%      100.0%      100.0%
Cost of sales....................................................      57.9          57.5        58.0        57.6
                                                                     ------        ------     -------      ------
    Gross profit.................................................      42.1          42.5        42.0        42.4
Franchise fees, royalties earned and other income................       0.2           0.2         0.2         0.2
Operating expenses:
    Store operating..............................................      28.9          26.5        29.0        27.3
    Store opening costs..........................................       1.8           7.0         1.4         5.2
    General and administrative...................................       4.4           3.1         3.9         3.0
    Amortization of goodwill and franchise rights................       0.2           0.1         0.2         0.1
                                                                     ------        ------      ------      ------
         Operating income........................................       7.0           6.0         7.7         7.0
Interest income, net.............................................       0.0           1.7         0.2         1.8
                                                                     ------        ------      ------      ------
Income before income taxes and cumulative effect of
    change in accounting principle...............................       7.0           7.7         7.9         8.8
Provision for income taxes.......................................       2.7           2.7         3.0         3.1
                                                                     ------        ------      ------      ------
Income before cumulative effect of change in
    accounting principle.........................................       4.3           5.0         4.9         5.7
Cumulative effect on prior years (to January 31, 1996) of
    change in accounting principle...............................       0.0           0.0         0.0         1.9
                                                                     ------        ------      ------      ------
         Net income..............................................       4.3%          5.0%        4.9%        3.8%
                                                                     ======        ======      ======      ======

Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

    Net Sales. Net sales increased $54.0 million, or approximately 92.5% to $112.4 million in the second quarter of fiscal 1997 compared to net sales of $58.4 million for the second quarter of fiscal 1996. This increase was primarily attributable to 22 new superstores opened since July 31, 1996, an increase in comparable store sales of 4.0%, and additional sales of $16.4 million from the specialty stores acquired in 1997. The calculation of comparable store sales included 33 superstores at July 31, 1997. The acquisitions of the specialty stores (Athletic Attic was acquired on March 17, 1997 and Imperial Sports was acquired on May 14, 1997) have been accounted for as purchases and accordingly, the results of operations of those businesses are included in the Company's consolidated statement of income from the respective acquisition dates.

    Store Operating Expenses. Store operating expenses increased $17.0 million or approximately 110.2% to $32.4 million in the second quarter of fiscal 1997 from $15.4 million in the second quarter of fiscal 1996. The increase was primarily attributable to the operating expenses of the 22 superstores opened since July 31, 1996 and the operating expenses of the specialty stores acquired. As a percentage of net sales, store operating expenses increased to 28.9% in the second quarter of fiscal 1997 from 26.5% in the second quarter of fiscal 1996 primarily as a result of increased regional management payroll and related expenses and the increase in store level payroll as a result of the impact of the minimum wage increase in September 1996.

    Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs decreased approximately $2.1 million to approximately $2.0 million in the second quarter of fiscal 1997 from approximately $4.1 million in the second quarter of fiscal 1996, reflecting seven superstores opened in the current fiscal quarter compared to nine opened in the comparable prior year period and a reduction in per store opening costs as a result of management's increased focus on controlling costs in this area.

    General and Administrative Expenses. General and administrative expenses increased to $4.9 million, or approximately 169.5%, in the second quarter of fiscal 1997 from $1.8 million in the second quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses increased to approximately 4.4% in the second quarter of fiscal 1997 from approximately 3.1% in the second quarter of fiscal 1996. This increase was primarily attributable to an increased corporate staff to support the Company's planned growth and the acquisitions of the specialty stores, which have higher general and administrative expenses as a percentage of net sales than the Company had prior to the acquisitions.

    Operating Income. Operating income increased 124.2% to $7.9 million in the second quarter of fiscal 1997 from $3.5 million in the second quarter of fiscal 1996. As a percentage of net sales, operating income increased to 7.0% in the second quarter of fiscal 1997 from 6.0% in the second quarter of fiscal 1996.

    Net Interest Income (Expense). Net interest expense was approximately $35,000 in the second quarter of fiscal 1997, compared to net interest income of approximately $1.0 million in the second quarter of fiscal 1996. The decrease was primarily due to the liquidation of investments in order to finance the acquisitions of the specialty stores and cash outlays for opening 22 superstores since July 31, 1996.

    Income Taxes. The Company's effective combined federal and state income tax rate increased to 39% in the quarter ending July 31, 1997 compared to 35.4% in the second quarter of the prior year. The increase in the effective tax rate resulted primarily from the impact in 1997 of lower tax free interest income and higher goodwill amortization from the acquisitions which are not includable in the computation of taxable income and the expansion of the Company's operations into higher tax rate states.

    Net Income. As a result of the above factors, net income increased 64.0% to $4.8 million in the second quarter of fiscal 1997 from net income of $2.9 million in the second quarter of fiscal 1996.

Six Months Ended July 31, 1997 Compared to Six Months Ended July 31, 1996

    Net Sales. Net sales increased $97.7 million or approximately 90.8% to $205.2 million for the first six months of fiscal 1997 compared to net sales of $107.5 million for the same period of fiscal 1996. This increase was primarily attributable to 22 new stores opened since July 31, 1996, an increase in comparable store sales of 4.5% and additional sales of $19.2 million from the specialty stores acquired in 1997. The calculation of comparable store sales included 33 superstores at July 31, 1997. The acquisitions of the specialty stores (Athletic Attic was acquired on March 17, 1997 and Imperial Sports was acquired on May 14, 1997) have been accounted for as purchases and accordingly, the results of operations of those businesses are included in the Company's consolidated statement of income from the respective acquisition dates.

    Store Operating Expenses. Store operating expenses increased $30.3 million or approximately 103.3% to $59.6 million in the first six months of fiscal 1997 from $29.3 million in the first six months of fiscal 1996. This increase was primarily attributable to the operating expenses of the 22 stores opened since July 31, 1996 and the operating expenses of the specialty stores acquired. As a percentage of net sales, store operating expenses increased to 29.0% in the first six months of fiscal 1997 from 27.3% for the same period of fiscal 1996 primarily as a result of increased regional management payroll and related expenses and the increase in store level payroll as a result of the impact of the minimum wage increase in September 1996.

    Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs decreased approximately $2.5 million to approximately $3.1 million in the first six months of fiscal 1997 from approximately $5.6 million in the first six months of fiscal 1996, reflecting 11 superstores opened in the first six months of 1997 compared to 12 opened in the comparable prior year period, and a reduction in per store opening costs as a result of increased focus on controlling costs in this area.

    General and Administrative Expenses. General and administrative expenses increased to $7.9 million or approximately 141.0% in the first six months of fiscal 1997 from $3.3 million in the first six months of fiscal 1996. As a percentage of net sales, general and administrative expenses increased to approximately 3.9% in the first six months of 1997 from approximately 3.0% in the first six months of fiscal 1996. This increase was primarily attributable to an increased corporate staff to support the Company's planned growth and the acquisitions of the specialty stores which have higher general and administrative expenses as a percentage of net sales than the Company had prior to the acquisitions.

    Operating Income. Operating income increased to $15.7 million in the first six months of fiscal 1997 from $7.5 million in the first six months of fiscal 1996. As a percentage of net sales, operating income increased to 7.7% in the first six months of fiscal 1997 from 7.0% in the comparable prior year period.

    Net Interest Income (Expense). Net interest income was approximately $400,000 in the first six months of fiscal 1997 compared to net interest income of approximately $2.0 million in the first six months of fiscal 1996. The decrease was primarily due to the liquidation of investments in order to finance the acquisitions of the specialty stores and cash outlays for opening 22 superstores since July 31, 1996.

    Income Taxes. The Company's effective combined federal and state income tax rate increased to 38% for the six months ending July 31, 1997 compared to 35.3% for the six months ending July 31, 1996. The increase in the effective tax rate resulted primarily from the impact in 1997 of lower tax free interest income and higher goodwill amortization from the acquisitions which are not includable in the computation of taxable income and the expansion of the Company's operations into higher tax rate states.

    Net Income. As a result of the above factors, net income increased to $10.0 million in the first six months of fiscal 1997 from net income before cumulative effect of change in accounting principle of $6.1 million in the first six months of fiscal 1996.

Liquidity and Capital Resources

    The Company's primary sources of working capital are cash flow from operations and borrowings under its line of credit. In addition, the Company's working capital was augmented by a portion of the proceeds of three public offerings of common stock in January and September 1995 and June 1996. The Company had working capital of $150.3 million and $167.8 million at July 31, 1997 and January 31, 1997, respectively. The principle use of working capital has been to purchase inventory, equipment and fixtures. During the first six months of fiscal 1997, the Company acquired approximately $22.0 million of property and equipment, including approximately $10.8 million to construct and open new superstores, approximately $900,000 for improvements to existing locations, approximately $6.5 million on the construction of its new corporate headquarters facility and approximately $1.3 million on corporate management information systems and store level systems and equipment. The Company also paid cash totaling $15.9 million and repaid approximately $10.3 million of debt in the acquisitions of the specialty stores. The Company's short-term operational cash requirements are not highly seasonal. The Company had $18.9 million in cash and marketable securities as of July 31, 1997.

    As of July 31, 1997, the Company had no borrowings under its revolving bank line of credit. The line of credit, which expires July 1, 1998, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings, if any, under the line of credit bear interest at either the bank's prime rate or at the LIBOR rate plus 1.25% (6.88% at July 31, 1997) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale ("POS") equipment and management information systems.

    Just For Feet's future capital requirements are primarily for the opening of new Just For Feet superstores and for remodeling, purchase of new POS equipment and restocking of the acquired specialty stores. The Company estimates that the total cash required to remodel and restock one of the acquired specialty stores should range from $25,000 to $250,000, depending on the amount of remodeling which will be required and the mix and quantity of each of the acquired stores' inventory. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.8 million to $2.4 million, depending on the amount of vendor and landlord assistance. The Company expects to open approximately 20 to 25 superstores in fiscal 1997 and approximately 25 superstores in fiscal 1998. The Company also expects to open approximately eight specialty stores in fiscal 1997 and 25 of such stores in fiscal 1998.

    The Company is not currently planning any material major expenditures other than those mentioned above, and believes that the proceeds of its public offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1998.

Seasonality

   The Company's business is subject to some seasonal fluctuations with slightly heavier concentrations of sales during the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower margins during January and February due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate as new stores open.

Impact of Inflation

    The Company does not believe that inflation has had a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

Cautionary Statement Concerning Forward-Looking Statements

    Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


                                     PART II

Item 1.  Legal Proceedings.
------   -----------------

    On June 27, 1997, a lawsuit was filed by Donald K. Drucker, individually and on behalf of all others similarly situated, in the United States District Court for the Northern District of Alabama against the Company, Harold Ruttenberg, Don-Allen Ruttenberg, Scott C. Wynne, Adam Gilburne, Pamela B. Ruttenberg, Robert C. Wabler, William Blair & Company and Montgomery Securities. The defendants are the Company; its Chairman and Chief Executive Officer; three Executive Vice Presidents of the Company, the Company's former Chief Financial Officer and a former director; another former officer of the Company; and two of the four managing underwriters in the Company's June 1996 public offering of common stock. The individual defendants were selling shareholders in such offering. The plaintiff purports to represent a class consisting of all persons who purchased common stock of the Company in or traceable to the June 1996 public offering. The suit alleges that the Company's registration statement and the prospectus used in such offering contained materially misleading financial statements. Plaintiffs are seeking an unspecified amount of damages. The Company and its named officers and directors deny liability on the claims and are vigorously defending the suit, which is in the very preliminary stages.

Item 2.  Changes in Securities.
------   ---------------------

    (c). On May 14, 1997, the Company acquired Imperial Sports ("Imperial"), a privately owned Flint, Michigan-based retailer of athletic and outdoor footwear and apparel, for approximately $5.6 million cash, the repayment of approximately $9.0 million of Imperial's debt and approximately $21.5 million in Just For Feet common stock. At the closing of the transaction, Just For Feet issued an aggregate of 1,076,956 shares of common stock to the six shareholders of Imperial. The issuance of such shares was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the securities, when issued, bore a restrictive legend. No underwriter was involved in the transaction and no commissions were paid. Pursuant to the terms of the acquisition agreement, the Company has registered such shares for resale to the public by such shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

    On June 24, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Harold Ruttenberg, Bart Starr, Sr., Michael P. Lazarus, Randall L. Haines, David F. Bellet and Edward S. Croft, III. The number of votes cast for and against the election of each nominee for director was as follows:

                                                       Against/
                                                       Withhold
        Director                        For            Authority        Abstain
        --------                        ---            ---------        -------
Harold Ruttenberg................   26,701,068          17,679             0
Bart Starr, Sr...................   26,701,056          17,691             0
Michael P. Lazarus...............   26,701,068          17,679             0
Randall L. Haines................   26,701,068          17,679             0
David F. Bellet..................   26,701,768          17,679             0
Edward S. Croft, III.............   26,700,768          17,979             0

    In addition, the Company's shareholders approved the adoption of the Just For Feet, Inc. 1997 Employee Incentive Plan. The number of votes cast in favor of the adoption of the Plan was 17,355,921 and the number of votes cast against the adoption of the Plan was 8,401,846. There were 16,237 abstentions and 964,743 broker non-votes.


Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

    (a) Exhibits. No exhibits are required to be filed with this Report.

    (b) Reports on Form 8-K. One Report on Form 8-K was filed during the three months ended July 31, 1997. On July 7, 1997, the Company filed a Current Report on Form 8-K including as exhibits (i) the Company's press release dated June 10, 1997 announcing that the Company proposed to conduct a private placement of a new issue of $100 million of Convertible Subordinated Notes; and (ii) the Company's press release dated June 23, 1997 announcing that the Company had postponed the private placement of Notes in order to obtain shareholder approval to issue the debt.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JUST FOR FEET, INC.




Dated: September 12, 1997             By: /s/  Harold Ruttenberg
                                         --------------------------------------
                                               Harold Ruttenberg
                                               Chairman, President and Chief
                                               Executive Officer





Dated: September 12, 1997             By: /s/  Eric L. Tyra
                                         --------------------------------------
                                               Eric L. Tyra
                                               Executive Vice President and
                                               Chief Financial Officer