Form 10-Q
period 1997-10-31
JUST FOR FEET INC
filed 1997-12-12
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
    October 31, 1997                                             0-23570


                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Alabama                                           63-0734234
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama                     35242
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:        (205) 408-3000
                                                    ----------------------------


                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No
                      ---          ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share                   29,991,319
----------------------------------------       --------------------------------
              Class                            Outstanding at December 10, 1997

                                    PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                            October 31,   January 31,
                                                                               1997          1997
                                                                            (UNAUDITED)
                                                                             --------     ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $  4,461     $138,785
   Marketable securities available for sale                                     2,752       33,961
   Accounts receivable, net                                                    12,071        6,553
   Merchandise inventories                                                    168,338      133,323
   Other current assets                                                         6,731        2,121
                                                                             --------     --------
            Total current assets                                              194,353      314,743

PROPERTY AND EQUIPMENT, NET                                                    88,904       54,922

MARKETABLE SECURITIES AVAILABLE FOR SALE                                        1,337        2,966

FRANCHISE RIGHTS , NET                                                          2,978        3,113

GOODWILL, NET                                                                  34,605

OTHER ASSETS                                                                    1,741           90
                                                                             --------     --------
                                                                             $323,918     $375,834
                                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                                                     $    538     $100,000
   Accounts payable - trade                                                    19,803       38,897
   Accrued expenses                                                            11,833        5,486
   Income taxes                                                                 4,255          425
   Obligations under capital leases and long-term
        debt due within one year                                                2,027        2,105
                                                                             --------     --------
            Total current liabilities                                          38,456      146,913


LONG-TERM DEBT                                                                 15,119        4,449

CAPITAL LEASE OBLIGATIONS                                                       2,462        2,039

DEFERRED LEASE RENTALS                                                          5,238        3,036

DEFERRED INCOME TAXES                                                             798          840
                                                                             --------     --------
            Total liabilities                                                  62,073      157,277
                                                                             --------     --------

SHAREHOLDERS' EQUITY:
   Common stock - par value $.0001 per share; authorized
        70,000,000 shares; 29,984,319, and 28,494,646 shares issued and
        outstanding at October 31, 1997 and January 31, 1997, respectively          3            3
   Paid-in capital                                                            218,398      190,492
   Retained earnings                                                           43,444       28,062
                                                                             --------     --------
            Total shareholders' equity                                        261,845      218,557
                                                                             --------     --------

                                                                             $323,918     $375,834
                                                                             ========     ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                                                 Three Months Ended                    Nine Months Ended
                                                                     October 31,                          October 31,
                                                              -------------------------           ---------------------------
                                                                1997             1996               1997               1996
                                                              --------          -------           --------           --------
NET SALES                                                     $131,033          $69,739           $336,205           $177,268

COST OF SALES                                                   77,466           40,300            196,382            102,264
                                                              --------          -------           --------           --------

GROSS PROFIT                                                    53,567           29,439            139,823             75,004
                                                              --------          -------           --------           --------

FRANCHISE FEES, ROYALTIES EARNED AND OTHER INCOME                  284              161                762                396
                                                              --------          -------           --------           --------

OPERATING EXPENSES:
  Store operating                                               37,922           18,116             97,563             47,456
  Store opening costs                                            1,538            2,695              4,610              8,297
  General and administrative                                     5,094            2,240             13,068              5,537
  Amortization of intangibles                                      380               45                706                135
                                                              --------          -------           --------           --------

    Total operating expenses                                    44,934           23,096            115,947             61,425
                                                              --------          -------           --------           --------

OPERATING INCOME                                                 8,917            6,504             24,638             13,975

INTEREST INCOME                                                    255            1,697              1,327              4,082

INTEREST EXPENSE                                                  (359)            (299)            (1,022)              (720)
                                                              --------          -------           --------           --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                 8,813            7,902             24,943             17,337

PROVISION FOR INCOME TAXES                                       3,437            2,875              9,561              6,204
                                                              --------          -------           --------           --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                        5,376            5,027             15,382             11,133

CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
  OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                                     -                                 2,041
                                                              --------          -------           --------           --------
NET INCOME                                                    $  5,376          $ 5,027           $ 15,382           $  9,092
                                                              ========          =======           ========           ========

NET INCOME PER SHARE:
  BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                 $   0.18          $  0.17           $   0.51           $   0.39
  CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996)
    OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                                                                      0.07
                                                              --------          -------           --------           --------

NET INCOME PER SHARE                                          $   0.18          $  0.17           $   0.51           $   0.32
                                                              ========          =======           ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   30,611           29,763             30,358             28,866
                                                              ========          =======           ========           ========

The accompanying notes are an integral part of these unaudited condensed financial statements.


JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                              Nine Months Ended
                                                                                 October 31,
                                                                           -----------------------
                                                                              1997          1996
                                                                           ---------      --------
OPERATING ACTIVITIES:
 Net income                                                                $  15,382      $  9,092
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Cumulative effect of change in accounting principle                                       2,041
   Depreciation and amortization                                               5,373         2,823
   Amortization of intangibles                                                   706           135
   Deferred income taxes                                                        (229)         (266)
   Deferred lease rentals                                                      2,036           866
 Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1997:
   Accounts receivable                                                        (5,147)       (3,476)
   Merchandise inventories                                                   (18,559)      (36,162)
   Other assets                                                               (4,710)       (1,036)
   Accounts payable - trade                                                  (23,963)       (8,302)
   Accrued expenses                                                            4,824           852
   Income taxes                                                                3,266        (1,736)
                                                                           ---------      --------
    Net cash used in operating activities                                    (21,021)      (35,169)
                                                                           ---------      --------

INVESTING ACTIVITIES:
 Purchases of marketable securities                                          (14,726)      (27,328)
 Maturities and sales of marketable securities                                47,564        47,052
 Purchases of property and equipment                                         (31,649)      (23,161)
 Acquisitions, net of cash acquired                                          (25,521)
 Other                                                                                         (25)
                                                                           ---------      --------
    Net cash used in investing activities                                    (24,332)       (3,462)
                                                                           ---------      --------

FINANCING ACTIVITIES:
 Net repayments of short-term borrowings                                     (99,462)      (55,000)
 Proceeds from long-term debt and capital lease obligations                   11,848           659
 Principal payments on long-term debt and capital lease obligations           (2,140)         (846)
 Net proceeds from issuance of common stock                                                 52,916
 Exercise of stock options                                                       783         1,588
                                                                           ---------      --------
     Net cash used in financing activities                                   (88,971)         (683)
                                                                           ---------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (134,324)      (39,314)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               138,785        96,854
                                                                           ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   4,461      $ 57,540
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

The results of operations for the three months and nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year ending January 31, 1998. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

On June 24, 1997, the Company's shareholders adopted the Company's 1997 Employee Incentive Plan which reserved and made available 1,400,000 shares of the
Company's common stock for distribution under the plan.   At a special
shareholders meeting on August 4, 1997, shareholders approved an increase in the amount of bonded indebtedness that the Company is authorized to incur to a level not to exceed $300 million.

EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires the presentation of basic and diluted net income per share. Basic net income per share excludes common stock equivalents such as options, while diluted net income per share considers the possible effect of all common shares which can be potentially issued. Basic earnings per share for the quarter and nine months ended October 31, 1997 was $.18 and $.52 per share, respectively. Diluted net income per share for the quarter and nine months ended October 31, 1997 would be the same as the currently reported net income per share for the period.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

Effective February 1, 1996, the Company changed its method for accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method of accounting, the Company charges store opening costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2.0 million ($0.07 per share) charge to operations for the effect on prior years (to January 31,1996), net of income taxes of $1.1 million.

NOTE 3 - ACQUISITIONS

On March 17, 1997, the Company acquired Athletic Attic for approximately $9.7 million in cash, net of cash acquired, the repayment of approximately $1.3 million of Athletic Attic's debt, and approximately $5.6 million of common stock (297,267 shares). On May 14, 1997, the Company acquired Imperial Sports for approximately $5.8 million in cash, net of cash acquired, the repayment of approximately $8.7 million of Imperial Sports' debt, and approximately $21.5 million of common stock (1,076,956 shares). These acquisitions have been accounted for as purchases and, accordingly, the purchase price of Athletic Attic and Imperial Sports (collectively "specialty stores") has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates of each of these companies. The accompanying consolidated statements of income for the three months and nine months ended October 31, 1997 include the results of operations of Athletic Attic and Imperial Sports from their respective acquisition dates. Goodwill which resulted from these acquisitions, representing cost in excess of the fair market value of net assets of the acquired businesses, is being amortized on a straight-line basis over 30 years. The common stock issued in connection with these acquisitions represents non-cash investing and financing activities for the purpose of the statement of cash flows for the nine months ended October 31, 1997. Pro forma results of operations have not been presented because the effects of the acquisitions of the specialty stores were not significant.

NOTE 4 - SHAREHOLDER SUIT

In July 1997, the Company announced that one of its shareholders filed a lawsuit against the Company, certain of its officers and directors, certain shareholders who sold shares in the Company's June 1996 public offering of common stock and two of the four managing underwriters in such offering. The shareholder purports to represent a class consisting of all persons who purchased common stock of the Company on or traceable to the June 1996 offering. The suit alleges that the Company's Registration Statement and Prospectus used in such offering contained materially misleading financial statements. The Company, its named officers and its named directors believe the claims are without merit, deny any liability on those claims and intend to vigorously defend this suit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  Just For Feet, Inc. is a rapidly growing operator of superstores specializing in brand-name athletic and outdoor footwear. The Company's goal is to become the leading athletic and outdoor footwear retailer in each of its markets by offering in its superstores the largest selection of brand-name shoes, superior customer service and technical sales assistance in a high-energy, entertaining store environment. The Company, which began with a single mall-based store in 1977, opened its first superstore in 1988, and since that time has focused on developing and refining its superstore concept. At October 31, 1997, there were 74 Just For Feet superstores operating in 18 states, including eight superstores operated by the Company's only franchisee. Of the 66 Company operated superstores, 23 were opened in fiscal 1996 and 16 superstores were opened during the first nine months of fiscal 1997. The Company expects to open a total of 23 to 25 new superstores during fiscal 1997 and approximately 25 superstores in fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

  In March 1997, the Company entered the smaller specialty store segment of the athletic and outdoor footwear and apparel market with the acquisition of Athletic Attic, a privately owned, athletic and outdoor footwear and apparel retailer based in Gainesville, Florida. In May 1997, the Company also acquired Imperial Sports, a privately owned, Flint, Michigan-based athletic and outdoor footwear and apparel retailer. As a result of the acquisitions of the specialty stores, at October 31, 1997 the Company operated 87 company and 52 franchised specialty stores in 18 states and Puerto Rico. The acquired stores have a higher general and administrative expense structure and slightly higher store expense margin than the Company's superstores. The Company plans to open approximately ten new specialty stores during fiscal 1997 since the dates of acquisition and approximately 25 new specialty stores during fiscal 1998.

  To accommodate the Company's superstore expansion strategy and the development of the smaller specialty store concept, the Company has invested in expanding and upgrading its corporate staff. As a result, the Company's general and administrative costs (including amortization of intangibles) increased to 4.2% of net sales during the third quarter of 1997 from 3.3% in the comparable prior year period. The Company expects general and administrative expenses will continue to increase as a percentage of sales over the prior year period as a result of this investment and the higher general and administrative cost structure in the acquired specialty stores.

  The minimum wage increases have resulted in an increase in the Company's payroll expense. As a result, store operating expenses as a percentage of net sales have increased over prior year periods. The Company has implemented new scheduling policies and practices to help mitigate the overall impact of the increase. However, there can be no assurance that additional increases in the minimum wage will not affect store operating expenses in future periods.

  In recent years, the Company has achieved positive comparable superstore sales growth on an annual basis. During the three and nine month periods ended October 31, 1997, comparable store sales increased 4.9% and 4.7%, respectively. There can be no assurance that comparable store sales will continue to increase at historical rates, or at all. The specialty stores will not be included in the comparable store base until such stores have been owned and operated by the Company for twelve full months.

  The Company's fiscal year ends on January 31. References to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1997" began on February 1, 1997 and will end on January 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                                Three Months Ended     Nine Months Ended
                                                                    October 31,            October 31,
                                                                  -----   -----         -----   -----
                                                                   1997    1996          1997    1996
                                                                  -----   -----         -----   -----
`NET SALES                                                         100.0%  100.0%        100.0%  100.0%
COST OF SALES                                                      59.1    57.8          58.4    57.7
                                                                  -----   -----         -----   -----
GROSS PROFIT                                                       40.9    42.2          41.6    42.3
FRANCHISE FEES, ROYALTIES EARNED AND OTHER INCOME                   0.2     0.2           0.2     0.2
OPERATING EXPENSES:
   Store operating                                                 28.9    26.0          29.0    26.8
  s Store opening costs                                              1.2     3.9           1.4     4.7
   General and administrative                                       3.9     3.2           3.9     3.1
   Amortization of intangibles                                      0.3     0.1           0.2     0.1
                                                                  -----   -----         -----   -----
OPERATING INCOME                                                    6.8     9.2           7.3     7.8
INTEREST INCOME - NET                                              (0.1)    2.0           0.1     1.9
                                                                  -----   -----         -----   -----
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   6.7    11.2           7.4     9.7
PROVISION FOR INCOME TAXES                                          2.6     4.1           2.8     3.5
                                                                  -----   -----         -----   -----
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                             4.1     7.1           4.6     6.2

CUMULATIVE EFFECT ON PRIOR YEARS (TO JANUARY 31, 1996) OF CHANGE
   IN ACCOUNTING PRINCIPLE, NET OF TAXES                            0.0     0.0           0.0     1.2
                                                                  -----   -----         -----   -----
NET INCOME                                                          4.1%    7.1%          4.6%    5.0%
                                                                  -----   -----         -----   -----

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

Net Sales - Net sales increased $61.3 million, or approximately 87.9%, to $131.0 million in the third quarter of fiscal 1997 compared to net sales of $69.7 million for the third quarter of fiscal 1996. This increase was primarily attributable to 22 new superstores opened since October 31, 1996, an increase in comparable store sales of 4.9% and additional sales of $19.0 million from the specialty stores acquired in 1997. The calculation of comparable superstore sales included 39 superstores at October 31, 1997.


  Athletic Attic was acquired on March 17, 1997 and Imperial Sports was acquired on May 14, 1997. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statement of income from their respective acquisition dates.

Gross Profit - Gross profit increased in the third quarter of fiscal 1997 $24.1 million or 82.0% as a result of increased sales. As a percentage of net sales, gross profit declined in the third quarter of fiscal 1997 to 40.9% from 42.2% in the third quarter of fiscal 1996 primarily as a result of promotional programs utilized to increase sales and to reduce inventory levels.

Store Operating Expenses. Store operating expenses increased $19.8 million or approximately 109.3% to $37.9 million in the third quarter of fiscal 1997 from $18.1 million in the third quarter of fiscal 1996. The increase was primarily attributable to the operating expenses of the 22 superstores opened since October 31, 1996, and the operating expenses of the acquired specialty stores. As a percentage of net sales, store operating expenses increased to 28.9% from 26.0% in the third quarter of last year primarily as a result of increased superstore regional management payroll and related expenses and the increase in superstore level payroll as a result of the impact of the minimum wage increases in September 1996 and September 1997, as well as the higher store operating cost structure in the specialty stores.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs decreased approximately $1.2 million to approximately $1.5 million in the third quarter of fiscal 1997 from approximately $2.7 million in the third quarter of fiscal 1996. During each of the current and prior year fiscal quarters, five superstores were opened. The reduction in per store opening costs was a result of increased focus on controlling costs in this area.

General and Administrative Expenses. General and administrative expenses increased to approximately $5.1 million, or approximately 127.4%, in the third quarter of fiscal 1997 from approximately $2.2 million in the third quarter of fiscal 1996. As a percentage of net sales, general and administrative expenses increased to approximately 3.9% in the third quarter of fiscal 1997 from approximately 3.2% in the third quarter of fiscal 1996. This increase was primarily attributable to increased corporate staff to support the Company's planned growth and the acquisitions of the specialty stores which have higher general and administrative expenses as a percentage of net sales than the Company had experienced prior to the acquisitions.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $380,000 for the third quarter of fiscal 1997 from approximately $45,000 in the third quarter of fiscal 1996. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic and Imperial Sports.

Operating Income. Operating income increased 37.1% to $8.9 million in the third quarter of fiscal 1997 from $6.5 million in the third quarter of fiscal 1996. Operating income, as a percentage of net sales, decreased to 6.8% in the third quarter of fiscal 1997 from 9.2% in the third quarter of fiscal 1996 primarily due to the decrease in gross profit percentage and increases in store operating expenses, general and administrative expenses and amortization of intangibles, as discussed above.

Net Interest Income(Expense). Net interest expense was approximately $100,000 in the third quarter of fiscal 1997, compared to net interest income of approximately $1.4 million in the third quarter of fiscal 1996. The decrease was primarily due to the decrease in cash available for investment as a result of the financing of the acquisitions of the specialty stores and the cash outlays for opening 22 superstores since October 31, 1996.

Income Taxes. The Company's effective combined federal and state income tax rate increased to 39% in the quarter ending October 31, 1997 compared to 36.4% in the third quarter of the prior year. The increase in the effective tax rate resulted primarily from the impact in 1997 of lower tax free interest income which is not included in taxable income, higher goodwill amortization from the acquisitions which is not deductible in the computation of taxable income, and the expansion of the Company's operations into higher tax rate states.

Net Income. As a result of the above factors, net income increased 6.9% to approximately $5.4 million in the third quarter of fiscal 1997 from $5.0 million in the third quarter of fiscal 1996.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1996

Net Sales - Net sales increased $158.9 million, or approximately 89.7%, to $336.2 million in the first nine months of fiscal 1997 compared to net sales of $177.3 million for the first nine months of fiscal 1996. This increase was primarily attributable to 22 new superstores opened since October 31, 1996, an increase in comparable store sales of 4.7%, and additional sales of $38.2 million from the specialty stores acquired in 1997. The calculation of comparable store sales included 39 superstores at October 31, 1997.

  Athletic Attic was acquired on March 17, 1997 and Imperial Sports was acquired on May 14, 1997. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statement of income from their respective acquisition dates.

Gross Profit - Gross profit increased $64.8 million or 86.4% for the nine month period in fiscal 1997 as a result of increased sales. As a percentage of net sales, gross profit declined to 41.6% for the nine month period in fiscal 1997 from 42.3% in the comparable nine month period of the prior year primarily as a result of promotional programs utilized to increase sales and to reduce inventory levels.

Store Operating Expenses. Store operating expenses increased $50.1 million, or approximately 105.6%, to $97.6 million in the first nine months of fiscal 1997 from $47.5 million in the first nine months of fiscal 1996. The increase was primarily attributable to the operating expenses of the 22 superstores opened since October 31, 1996, and the operating expenses of the acquired specialty stores. As a percentage of net sales, store operating expenses increased to 29.0% for the nine month period ended October 31, 1997 from 26.8% for the first nine months of fiscal 1996 primarily as a result of increased superstore regional management payroll and related expenses and the increase in superstore level payroll as a result of the impact of the minimum wage increase in September 1996 and September 1997, as well as the higher store operating cost structure at the specialty store group.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. Sixteen superstores were opened in the nine month period ended October 31, 1997 compared to 17 superstores opened in the nine month period ended October 31, 1996. These costs decreased approximately $3.7 million to approximately $4.6 million in the first nine months of fiscal 1997 from approximately $8.3 million in the first nine months of fiscal 1996, reflecting a reduction in per store opening costs as a result of increased focus on controlling costs in this area.

General and Administrative Expenses. General and administrative expenses increased to $13.1 million, or approximately 136.0%, in the first nine months of fiscal 1997 from $5.5 million in the first nine months of fiscal 1996. As a percentage of net sales, general and administrative expenses increased to approximately 3.9% in the first nine months of fiscal 1997 from approximately 3.1% in the first nine months of fiscal 1996. This increase was primarily attributable to increased corporate staff to support the Company's planned growth and the acquisitions of the specialty stores which have higher general and administrative expenses as a percentage of net sales than the Company had experienced prior to the acquisitions.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $706,000 for the first nine months of fiscal 1997 from approximately $135,000 for the first nine months of fiscal 1996. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic and Imperial Sports.

Operating Income. Operating income increased to $24.6 million in the first nine months of fiscal 1997 from $14.0 million in the first nine months of fiscal 1996. Operating income, as a percentage of net sales, decreased to 7.3% in the first nine months of fiscal 1997 from 7.8% in the first nine months of fiscal 1996 primarily due to the decrease in gross profit percentage and increases in store operating expenses, general and administrative expenses and amortization of intangibles, as discussed above.

Net Interest Income(Expense). Net interest income was approximately $300,000 in the first nine months of fiscal 1997, compared to net interest income of approximately $3.4 million in the first nine months of fiscal 1996. The decrease was primarily due to the decrease in cash available for investment as a result of the financing the acquisitions of the specialty stores and the cash outlays for opening 22 superstores since October 31, 1996.

Income Taxes. The Company's effective combined federal and state income tax rate increased to 38.3% for the nine months ending October 31, 1997 versus 35.8% for the nine months ending October 31, 1996. The increase in the effective tax rate resulted primarily from the impact in 1997 of lower tax free interest income which is not included in taxable income, higher goodwill amortization from the acquisitions which is not deductible in the computation of taxable income, and the expansion of the Company's operations into higher tax rate states.

Net Income. As a result of the above factors, net income increased to $15.4 million in the first nine months of fiscal 1997 from net income before cumulative effect of change in accounting principle of $11.1 million in the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Primary sources of working capital of the Company are cash flows from operations and borrowings under its line of credit. The Company had working capital of $155.9 million and $167.8 million at October 31, 1997 and January
31, 1997, respectively. The principal use of working capital has been to purchase inventory, equipment and fixtures. During the first nine months of fiscal 1997, the Company acquired approximately $31.6 million of property and equipment, including spending approximately $15.4 million to construct and open new stores, approximately $3.7 million for improvements to existing locations, approximately $7.9 million on the construction of its new corporate headquarters facility, and approximately $4.6 million on corporate management information systems and store level systems and equipment. The Company also paid cash totaling $15.5 million, net of cash acquired, and repaid approximately $10.0 million of debt in connection with the acquisitions of specialty stores. The Company's short-term operational cash requirements are not highly seasonal. The Company had approximately $8.6 million in cash and marketable securities as of October 31, 1997.

  As of October 31, 1997, the Company had borrowed $538,000 under its revolving bank line of credit. The line of credit, which expires July 1, 1998, permits the Company to borrow up to $20.0 million for general working capital purposes. Borrowings under the line of credit bear interest at either the bank's prime rate or at the LIBOR rate plus 1.25% (6.9% at October 31, 1997) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several financing arrangements that are utilized to finance certain store fixtures, point-of-sale ("POS") equipment and management information systems.

  Just For Feet's future capital requirements are primarily for the opening and of new Just For Feet superstores and new specialty stores, for remodeling and for the purchase of new POS equipment. The Company estimates that the total cash required to remodel and restock one of the smaller acquired specialty stores should range from $25,000 to $250,000, depending on the amount of remodeling which will be required and the mix and quantity of each of the acquired store's inventory. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.8 million to $2.4 million, depending on the amount of vendor and landlord assistance. The Company currently expects to open approximately 25 superstores and approximately 25 specialty stores in fiscal 1998.

  The Company is not currently planning any material major expenditures other than those mentioned above, and believes that internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1998.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

  On August 4, 1997, the Company held a special meeting of shareholders. At the meeting, the Company's shareholders approved a proposal to increase the amount of bonded indebtedness the Company is authorized to incur to a level not to exceed $300 million. The number of votes cast in favor of such proposal was 22,149,736, the number of votes cast against the proposal was 111,994. There were 132,513 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

(a)  Exhibits.  No exhibits are required to be filed with this Report.
(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended October 31, 1997.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JUST FOR FEET, INC.


Dated: December 12, 1997                By: /s/ Harold Ruttenberg
                                           -----------------------------------
                                                Harold Ruttenberg
                                                Chairman, President and Chief
                                                Executive Officer



Dated: December 12, 1997                By: /s/ Eric L. Tyra
                                           -----------------------------------
                                                Eric L. Tyra
                                                Executive Vice President and
                                                Chief Financial Officer