Form 10-K
period 1998-01-31
JUST FOR FEET INC
filed 1998-04-24
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                   FORM 10-K
                           ________________________

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended January 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]    No  ______
                                         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (16,603,769 shares) on April 13, 1998 was $341,415,000. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's Common Stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share, as of April 13, 1998: 30,089,847 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

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

     Just For Feet, Inc. ("Just for Feet" or the "Company") operates both large format superstores and smaller specialty stores, each specializing in brand-name athletic and outdoor footwear and apparel. The Company, which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. The Company also entered the specialty store segment of the athletic and outdoor footwear market with the acquisitions in March 1997 of Athletic Attic and in May 1997 of Imperial Sports, privately owned retailers of athletic and outdoor footwear and apparel. At January 31, 1998 there were 82 "Just For Feet" superstores operating in 18 states, including nine superstores operated by Just For Feet's only superstore franchisee. There were also 92 Company-owned and 48 franchised specialty stores operating in 20 states and Puerto Rico.

     In 1997, total retail sales of athletic and outdoor footwear in the United States approximated $15 billion. The industry historically has been served by a variety of distribution channels, including mall-based specialty athletic footwear retailers, department stores, traditional shoe stores, traditional sporting goods stores and, more recently, sporting goods superstores. The Company believes each of these formats serves a unique niche in the industry. To capitalize on these distinct distribution channels, the Company, which has historically operated from a superstore format, has recently entered the specialty store segment of the market.

JUST FOR FEET SUPERSTORES

     Large Store Format. The prototype 15,000 to 20,000 square foot Just For Feet superstore has approximately three to four times the selling space of leading mall-based specialty athletic footwear retailers. This large store format enables each Just For Feet superstore to offer approximately 2,500 to 4,500 footwear styles as compared to an estimated 200 to 700 footwear styles typically offered by conventional mall-based athletic footwear retailers, department stores and sporting goods superstores. The store layout permits customers to locate shoes by brand (e.g. Nike, Reebok, New Balance) or category (e.g. running, basketball, tennis). One shoe of each regularly stocked style is located in the appropriate branded concept shop and the other is presented on a full three-wall display arranged by category which surrounds the fitting area at the back of the store. These displays, which emphasize current, in-season products, are complemented by the "Combat Zone," where Just For Feet regularly highlights special values on close-outs and other special-purchase merchandise as well as to liquidate old or slow moving inventory. Just For Feet strives to create an exciting and high-energy shopping experience in its superstores through the use of bright colors, upbeat music, an enclosed Ahalf-court" basketball court for use by customers and a multi-screen video bank.

     Advertising and Promotion. The Company makes extensive use of television and print media to generate customer store visits. The Company typically runs at least one television spot on the local affiliate of each major network five days per week in most of its markets. Promotions are typically of short duration to instill a sense of urgency in customers. The Company believes that, as it adds new superstores in existing markets, it will benefit from print and television cost efficiencies. The Company strives to make each new superstore opening a major retail event by widely advertising through newspaper and television. The Company uses unique promotional events which add to the fun and excitement of Just For Feet superstores, including appearances by sports celebrities such as Bart Starr, a director of the Company and Company spokesperson as well as former NFL quarterback Jim Kelly, who also makes appearances and acts as a spokesperson.

     In-Store Warehousing. Just For Feet does not operate a centralized distribution center for its superstores, but typically devotes approximately 45% of the square footage of each superstore to warehouse space. Each superstore receives regular shipments directly from vendors and stocks merchandise in an area behind (or above) the selling floor not visible to customers. Just For Feet employs warehouse personnel at each superstore in order to free sales associates to attend to customers and to enhance inventory control. This decentralized distribution system enables Just For Feet to receive merchandise at each superstore on a timely basis and avoid the time and expense of handling merchandise twice. Just For Feet believes its in-store warehousing strategy also permits it to maintain deep inventory positions in core styles and to stock its superstores more fully in advance of peak selling periods.

     Operations. Just For Feet employs a three-tiered management system for superstore operations, presently consisting of regional directors, divisional directors and a store director for each store. Each superstore is managed by a store director, two or more store managers, an office manager, an operations manager and up to six assistant managers, depending on the sales volume of the store. Store directors report to a divisional director, who in turn reports to a regional director.

     The sales staff of individual superstores ranges from approximately 60 to 180 employees depending on the size of the store and the time of year. The Company's policy is to staff its superstores sufficiently to ensure that all customers receive prompt, personalized attention. Store directors and managers are paid a salary, while all other superstore employees are paid on an hourly basis. Just For Feet provides an incentive compensation plan for virtually all employees. Store director and manager incentive plans are based primarily upon a combination of store sales, payroll level relative to sales and inventory variance compared to budget. Sales associates are eligible for semi-annual bonus payments based on their individual sales performance. In addition, the Company's incentive plans include grants of stock options to senior management and store directors, store managers and assistant store managers and certain store operations personnel.

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

     Customer Convenience. Just For Feet superstores operate seven days per week. To enhance customer convenience, normal hours for superstores located on outparcels of shopping malls are typically thirty minutes prior to the mall's opening until thirty minutes after the mall's closing. Superstores are open on all holidays except Christmas and Thanksgiving.

SPECIALTY STORES

     As part of its long-term growth strategy, in 1997 the Company entered the specialty store segment of the athletic and outdoor footwear and apparel market with the acquisitions of Athletic Attic and Imperial Sports. On March 17, 1997, the Company acquired Athletic Attic for approximately $9.7 million in cash (net of cash acquired) and approximately $5.6 million of Common Stock. The Company also repaid approximately $1.3 million of Athletic Attic's debt. Athletic Attic was a privately-owned athletic and outdoor footwear and apparel retailer based in Gainesville, Florida. Athletic Attic stores are located primarily in enclosed shopping malls.

     On May 14, 1997, the Company acquired Imperial Sports, a privately-owned, Flint, Michigan-based athletic and outdoor footwear and apparel retailer, for $5.8 million in cash (net of cash acquired) and $21.5 million in Just For Feet Common Stock. The Company also repaid approximately $8.7 million of Imperial Sports' debt. Imperial Sports operates stores in Michigan, Illinois, Indiana and Ohio, primarily in major enclosed shopping malls and retail strip centers.

     At January 31, 1998 there were 92 Company-owned and 48 franchised specialty stores operating in 20 states and Puerto Rico.

     The key components of the Company's strategy for its specialty stores are:

     Capitalize on Incremental Expansion Opportunities. The Company believes that the development of smaller specialty stores provides the Company with substantial incremental growth opportunities by allowing the Company to target for expansion a much broader range of markets and real estate locations. Because of their higher initial investment and fixed costs, Just For Feet superstores require a much higher level of sales in order to produce an attractive return on investment and consequently require a larger population base. Whereas approximately 300,000 to 400,000 people in a trade area are required to generate the high level of sales expected for Just For Feet superstores, the Company believes that smaller specialty stores can be successful with as few as 25,000 people in a trade area.

     In order to develop the specialty stores as an incremental opportunity without significantly reducing Just For Feet's management's focus on its core superstore business, the Company pursued strategic acquisitions as opposed to the initial start-up of such stores. The Athletic Attic and Imperial Sports operations have been combined to form the Specialty Store Division of the Company. Substantially all of the management functions of the Specialty Store Division have been consolidated at its Flint, Michigan headquarters. The Company plans to continue to use both the Athletic Attic and Imperial Sports names in existing markets, but will primarily use the Athletic Attic name in new markets. The Company expects to open approximately 25 to 35 new specialty stores during fiscal 1998.

     Improve Store Operations. The Company has focused on four key initiatives that it believes will provide a solid foundation for successful future growth of the specialty stores. First, the Company focused on making its expertise in management information systems available to Athletic Attic and Imperial Sports and implementing its store level point-of-sale registers and inventory management systems in its Specialty Store Division. The Company also focused on remodeling, expanding and refixturing certain outdated and smaller stores. In addition, the Company has added inventory to and altered the inventory mix of some stores in an effort to generate higher sales and better gross margins. Finally, the Company developed a training program based on the concept and curriculum of the "Just For Feet University" training program. The Company believes that the above initiatives will provide a solid foundation for the successful further development and future operation of the Specialty Store Division.

     Refine Specialty Store Prototype. The Company is developing a specialty store prototype that combines certain concepts used in the operation of Just For Feet superstores and Athletic Attic and Imperial Sports specialty stores. The Company believes that a dominant selection of athletic footwear complemented by apparel, sales of which are mostly incremental and typically have higher gross margins and faster inventory turn rates than footwear, will help differentiate its specialty stores from those of its competitors. As a result, the Company intends to develop a specialty store prototype of approximately 4,000 to 6,000 square feet, which the Company believes is large enough to effectively merchandise a broad assortment of athletic and outdoor footwear and apparel. The Company expects to introduce this prototype in fiscal 1998.

MERCHANDISING

     Just For Feet seeks to offer a larger selection of brand-name athletic and outdoor footwear in terms of styles, sizes and price points than any of its competitors. The Company carries most of the leading athletic footwear brands including Nike, Reebok, New Balance, Adidas, Fila, K-Swiss, Asics and Converse, as well as outdoor footwear brands such as Timberland and Rockport. Just For Feet seeks to offer virtually all styles in the brands it carries. The Company's superstores sell shoes for almost every sport and recreational activity, including running, basketball, cross training, tennis, aerobics, hiking, golf, football, baseball, soccer, walking and wrestling. Just For Feet superstores carry shoes in sizes ranging from infants' size one to men's size 22. In addition to offering most sizes in most styles, Just For Feet superstores carry a complete selection of widths in those styles which are offered in multiple widths.

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

     Just For Feet also regularly makes special purchases of merchandise made available to it by leading vendors at close-out prices. These items are primarily sold in an area in the front of each superstore called the "Combat Zone" at prices generally ranging from approximately 33% to 70% below manufacturers' suggested retail prices. This specially priced merchandise represented approximately 25% of total shoe sales in fiscal 1997. Merchandise margins on these products are generally consistent with the average margins of the Company.

     Because Just For Feet is not a discount retailer, management believes it is able to engender vendor loyalty allowing it to purchase a broad assortment of the most popular athletic and outdoor footwear. In turn, carrying a broad selection permits Just For Feet to offer its customers a wide range of prices appealing to all income levels. Prices for Just For Feet's regularly stocked footwear generally range from $19.99 to $199.99. In addition, Just For Feet superstores guaranty to match any competitor's advertised price.

     Just For Feet superstores use replaceable price signage posted on shelving instead of directly on each item, enabling rapid price changes on any item. Just For Feet's policy is to rapidly and aggressively mark down slow moving merchandise in order to minimize the quantity of outdated inventory in its stores.

CUSTOMER SERVICE

     The Company believes the level of service it provides to customers is an important competitive advantage. Just For Feet is committed to making shopping for athletic and outdoor footwear and apparel an enjoyable experience through the employment of knowledgeable, well-trained and energetic sales associates. Because of the large selection of footwear carried, and to further differentiate its superstores from other retailers, Just For Feet devotes substantial time and resources to training and testing its employees in footwear technology, the performance attributes of Just For Feet's merchandise and common foot problems. The initial phase of employee training entails a two-week program in which the new employee shadows experienced employees to learn the sales and technical aspects of the business. Employees are allowed to sell Just For Feet's more technical products as they demonstrate increased proficiency. In addition, new store managers and other management personnel undergo an intensive two- to three-week training program at "Just For Feet University" to enhance their understanding of all aspects of Just For Feet's business. Each employee receives ongoing training through frequent clinics sponsored by vendors and consultation with Just For Feet's technical specialists. Just For Feet also utilizes satellite technology for broadcasting from corporate headquarters to the individual superstores. Management believes that such satellite technology is an effective and cost-efficient way to facilitate communication and continuing education throughout Just For Feet superstores.

     Just For Feet strives to staff its superstores with a high ratio of sales associates to customers. Because Just For Feet superstores sell almost every athletic shoe offered by leading brands, sales associates are able to act as problem solvers for customers and to recommend the ideal shoe with less risk of losing a sale. Just For Feet seeks to retain its nucleus of well-trained sales personnel through bonus payments and opportunities for advancement.

PURCHASING AND DISTRIBUTION

     Just For Feet primarily purchases regularly stocked merchandise in large volume and supplements its offering with close-outs and other special-purchase items. As a result of its consistently large volume of purchases, Just For Feet believes it has significant purchasing power allowing it to obtain favorable trade terms from its vendors. The Company further believes that its vendors view Just For Feet favorably due to the unique presentation of their products and promotion of the vendor's image. Just For Feet has approximately 120 vendors. Approximately 48% of Just For Feet's purchases for fiscal 1997 were from

Nike and Reebok, combined. Just For Feet purchased approximately 64% of its merchandise during fiscal 1997 from five vendors.

     Substantially all of Just For Feet's merchandise is shipped directly from vendors to its superstores. Just For Feet's relationships with commercial freight carriers permit it to monitor and control the status of merchandise deliveries by the carrier through electronic data interchange, providing important inventory management information. Just For Feet's Specialty Store Division employs a central distribution strategy, and currently operates two distribution centers located in Flint, Michigan and Gainesville, Florida.

MANAGEMENT INFORMATION SYSTEM

     The Company believes that its advanced information systems provide a key competitive advantage in improving its store operations and managing its store expansion. Control of Just For Feet's merchandising activities is currently maintained by a fully integrated point-of-sale (POS), inventory, and management information system which permits management personnel to monitor inventory and store operations on a daily basis. Bar-coding all merchandise and using scanners for receiving and at the point of sale allows the inventories of all superstores to be automatically adjusted and sales automatically logged as customers check out. Purchasing, tracking and receiving systems provide efficient and timely distribution of merchandise to each superstore. Systems are in place to review, on a real-time basis, sales information by store, category, vendor or employee in order to focus on store needs and employee productivity and motivation. In-store information systems are linked directly to the corporate office.

     In order to improve operational productivity, facilitate timely decision making and support the Company's future growth, the Company has implemented enhanced systems capabilities utilizing a fully integrated software system on an IBM AS/400 platform, together with store-level systems and equipment. The Company's enhanced systems provide management with the capability to track sales, gross margin and inventory levels by superstore on a real-time basis. In addition, a Human Resource/Time Management/Payroll system allows daily analysis of labor costs by location. Management believes that the Company's enhanced systems will be able to support the Company's planned growth for the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations C Year 2000" for a discussion of the Company's systems' Year 2000 compliance.

COMPETITION

     The retail athletic footwear industry is highly competitive. The Company competes primarily with sporting goods superstores, athletic footwear specialty stores, department stores, discount stores, traditional shoe stores, traditional sporting goods stores and mass merchandisers and other athletic footwear superstores, some of which have developed similar superstore concepts. Within the past few years, new independent athletic footwear retailers have opened superstores similar in format to those of the Company that, in some instances, are competing directly with the Company, although the Company believes that it operates the only significant superstore chain of its kind. The Company believes that competition in the retail athletic footwear industry is based primarily on the number of styles of brand-name athletic and outdoor shoes offered, pricing and customer service. The Company believes that its superstore concept and, to a lesser extent its specialty store concept, will allow it to carry and display a larger number of the more popular styles of athletic and outdoor footwear than its competitors. Additionally, the Company believes that its pricing strategy and frequent buyer program encourage repeat shopping and customer loyalty. The Company may face periods of intense competition in the future which could have an adverse effect on its financial results.

EXPANSION STRATEGY

     Superstores. The Company intends to strengthen its position as a leading operator of athletic footwear superstores by opening approximately 25 superstores in fiscal 1998. In addition to its prototype superstores, Just For Feet currently operates high visibility, high profile "flagship" superstores at Caesar's Palace in Las Vegas and in New York and intends to open additional flagship superstores in other strategic markets, such as Puerto Rico. Flagship superstores, which are not necessarily larger than the prototypical Just For Feet superstore, provide added entertainment features designed to generate and maintain customer excitement and are in high profile locations. The Company's expansion strategy is to open superstores in new and existing markets, including those markets with the potential for multiple sites, which enables the Company to take advantage of advertising and operating efficiencies. In addition, Just For Feet will continue to open superstores in smaller markets which can only accommodate one superstore. Just For Feet has either executed or negotiated leases with respect to all of the stores currently slated to open during fiscal 1998 and is actively reviewing numerous additional sites in fiscal 1999.

     Management generally seeks to open one Just For Feet superstore in a chosen market for every 300,000 to 400,000 residents. As a result, multiple superstores opened in larger markets such as Atlanta, Phoenix, Kansas City, Houston, Dallas and Denver derive significant benefit from advertising and operating efficiencies. More recently, the Company has also focused on operating single superstores in mid-sized metropolitan markets such as Jackson, Mississippi and Montgomery, Alabama. In addition, the Company continues to evaluate select opportunities to expand internationally.

     Because its vendors drop ship merchandise directly to the superstores, Just For Feet's expansion plans are dependent more on the attractiveness of individual superstore sites than the logistical constraints that would be imposed by a central distribution center. Just For Feet plans to open primarily free-standing superstores in high traffic, high visibility locations typically on outparcels of or adjacent to shopping malls. The Company's strategy is to concentrate its efforts on opening Company-owned stores.

     Just For Feet leases all but three of its existing superstores and intends to lease all new superstores. The Company estimates that its total cash requirements to open each new prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.5 to $2.5 million, depending on the extent of vendor and landlord assistance and the size and projected volume of the store, while the total cash outlay required to open a flagship superstore typically approximates $2.5 to $4.0 million.

     Specialty Stores. As part of its long-term growth strategy, the Company has entered the small store segment of the athletic and outdoor footwear and apparel market with the acquisitions of Athletic Attic and Imperial Sports. The Company anticipates opening approximately 25 to 35 specialty stores during fiscal 1998.

EMPLOYEES

     At January 31, 1998, the Company had approximately 7,975 employees, of which approximately 4,950 were employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of the Company's employees are represented by a labor union.

     Management attributes a large portion of the Company's success in driving sales and various areas of cost control to its inclusion of virtually all employees in incentive compensation plans. The Company also contributes to the cost of medical insurance coverage for those employees who are eligible to participate in Company sponsored plans. Many employees, from senior executives to store level management participate in the Company's incentive stock option plans. All employees also receive discounts on Company merchandise. The Company considers its relationship with its employees to be good.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

         NAME                  AGE                        POSITION
         ----                  ---                        --------

     Harold Ruttenberg         55      Chairman of the Board, President
                                       and Chief Executive Officer

     Eric L. Tyra              48      Executive Vice President - Finance
                                       and Chief Financial Officer

     Adam J. Gilburne          35      Executive Vice President; President -
                                       Superstore Division

     Alex M. Bond              28      Executive Vice President -Strategic
                                       Development

     Don-Allen Ruttenberg      31      Executive Vice President - New Store
                                       Development

     Scott C. Wynne            31      Executive Vice President -Operations and
                                       Secretary

     Mr. Harold Ruttenberg is the founder of the Company and has served as its Chairman, President and Chief Executive Officer since its inception in 1977.

     Mr. Tyra has served as Executive Vice President - Finance and Chief Financial Officer since May 1997. From January 1994 to May 1997, Mr. Tyra was Vice President - Finance, Treasurer and Chief Financial Officer of Club Car, Inc., a manufacturer of golf cars and utility vehicles. From 1991 to 1993, Mr. Tyra was a Senior Vice President with First Financial Management Corporation, serving in various financial management positions. Previously, Mr. Tyra was a partner with Deloitte & Touche LLP.

     Mr. Gilburne has served as Executive Vice President of the Company and President - Superstore Division, since August 1997. Mr. Gilburne served as Vice President-Store Operations of the Company from March 1994 to December 1994, at which time he was promoted to Executive Vice President -

Merchandising. Mr. Gilburne previously owned and operated a franchised Just For Feet store in San Antonio, Texas, which the Company acquired in March 1994. From 1986 until 1993, Mr. Gilburne was the President of a chain of baby and children's furniture stores located in Las Vegas, Nevada.

     Mr. Bond joined the Company in February 1997 as Executive Vice President - Strategic Development and has primary responsibility for the development and operation of the Company's Specialty Store Division. From January 1995 to January 1997, Mr. Bond was Vice President of Strategic Development for Hollywood Entertainment Corporation, a publicly traded operator of video retail superstores. From January 1993 to January 1995, Mr. Bond was an investment banker with Montgomery Securities, where he focused on the high growth specialty retail sector.

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

ITEM 2.   PROPERTIES.
-------   ----------

     The Company operated 73 Just For Feet superstores at January 31, 1998, 10 of which are located in enclosed malls and 63 of which are free-standing. With the exception of a Birmingham, Alabama store (which is subject to a ground lease), one store in Orlando, Florida and one store in Knoxville, Tennessee, all of the Company's facilities are leased. The Company also owned and operated 92 specialty stores, each of which is leased. Specialty stores are located primarily in enclosed shopping malls and, to a lesser extent, in retail strip centers.

     Certain leases for existing stores provide for fixed minimum rentals and provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. Certain other leases provide for future rent increases based upon increases in the Consumer Price Index. Superstore leases carry varying terms expiring between 2003 and 2016, excluding applicable option periods. Specialty store leases are typically for shorter initial terms and begin expiring in fiscal 1998, excluding option periods.

     The Company's corporate headquarters are located in a new 42,000 square foot building completed in May 1997, on approximately 25 acres of Company-owned land in Birmingham, Alabama. The headquarters facilities also include a 36,000 square foot warehouse.

ITEM 3.   LEGAL PROCEEDINGS.
-------   -----------------

     On June 27, 1997, a lawsuit was filed by Donald K. Drucker, individually and on behalf of all others similarly situated, in the United States District Court for the Northern District of Alabama against the Company, Harold Ruttenberg, Don-Allen Ruttenberg, Scott C. Wynne, Adam Gilburne, Pamela B.

Ruttenberg, Robert C. Wabler, William Blair & Company and Montgomery Securities. The defendants are the Company; its Chairman and Chief Executive Officer; three other executive officers of the Company; the Company's former Chief Financial Officer and a former director; another former officer of the Company; and two of the four managing underwriters in the Company's June 1996 public offering of Common Stock. The individual defendants were selling shareholders in such offering. The plaintiff purports to represent a class consisting of all persons who purchased Common Stock of the Company in or traceable to the June 1996 public offering. The suit alleges that the Company's registration statement and the prospectus used in such offering contained materially misleading financial statements. The plaintiffs are seeking an unspecified amount of damages. The Company and its named officers and directors deny liability on the claims and are vigorously defending the suit, which is only in the preliminary stages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ---------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the fourth quarter ended January 31, 1998.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol FEET. The following table sets forth, by fiscal quarter, the high and low sales prices of the Common Stock reported by The Nasdaq Stock Market for the last eight fiscal quarters ended January 31, 1998. Share prices give effect to a 3-for-2 stock split effected on October 15, 1996.

     Fiscal Year Ended January 31, 1998
     ----------------------------------

                                                 High Sale        Low Sale
                                                 ---------        --------
First Quarter ended April 30, 1997                 $30.25           $14.00

Second Quarter ended July 31, 1997                  22.25            15.88

Third Quarter ended October 31, 1997                20.38            11.88

Fourth Quarter ended January 31, 1998               18.00            12.38


     Fiscal Year Ended January 31, 1997
     ----------------------------------

                                                 High Sale        Low Sale
                                                 ---------        --------

First Quarter ended April 30, 1996                 $32.92           $18.75

Second Quarter ended July 31, 1996                  38.25            23.33

Third Quarter ended October 31, 1996                36.67            24.75

Fourth Quarter ended January 31, 1997               32.00            22.25

     As of March 24, 1998, the number of shareholders of record of the Company's Common Stock was approximately 394 and the number of beneficial holders of the Company's Common Stock was approximately 11,500. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board .

ITEM 6.   SELECTED FINANCIAL DATA.
-------   -----------------------

     The following statement of earnings data and balance sheet data, at the end of and for fiscal 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere herein. The Company's fiscal year ends on January 31. References to fiscal years by date refer to the fiscal year beginning February 1 of that calendar year; for example, "fiscal 1997" began on February 1, 1997 and ended on January 31, 1998.

     As discussed in Note 1 to the Company's Consolidated Financial Statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. Pro forma amounts are shown for all periods which are affected to reflect amounts as if the change had been applied retroactively.

          (In thousands except per share and selected operating data)

                                                                                    FISCAL YEAR

                                                                 1997         1996         1995         1994         1993
                                                                 ----         ----         ----         ----         ----
STATEMENT OF EARNINGS DATA:

Net sales.................................................   $478,638     $256,397     $119,819      $56,364      $23,678
Cost of sales.............................................    279,816      147,526       68,969       32,492       14,067
                                                             --------     --------     --------      -------      -------
     Gross profit.........................................    198,822      108,871       50,850       23,872        9,611
Franchise fees,  royalties and other  revenue.............      1,101          581          485          379          417
Operating expenses:
     Store operating......................................    139,659       69,329       33,264       16,197        6,628
     Store opening costs..................................      6,728       11,240        2,712          699          130
     Amortization of intangibles..........................      1,200          180          157          155           --
     General and administrative...........................     18,040        7,878        3,575        2,429        1,995
     Executive options....................................         --           --           --           --        1,222   /(1)/
                                                                                                                  -------
Operating income..........................................     34,296       20,825       11,627        4,771           53
Interest income (expense), net............................        (76)       3,918        2,931          376          (85)
                                                             --------     --------     --------      -------      -------
Earnings (loss) before income taxes
     and cumulative effect of change in
     accounting principle.................................     34,220       24,743       14,558        5,147          (32)
Provision for income taxes................................     12,817        8,783        4,836        1,928          171
                                                             --------     --------     --------      -------      -------
Earnings (loss) before cumulative
     effect of change in accounting principle.............     21,403       15,960        9,722        3,219         (203)
Cumulative effect on prior years (to January
     31, 1996) of change in accounting principle..........         --        2,041           --           --           --
                                                              -------     --------     --------      -------      -------
   Net earnings (loss)....................................   $ 21,403     $ 13,919     $  9,722      $ 3,219      $  (203)
                                                             ========     ========     ========      =======      =======
Basic net earnings (loss) per share
     before cumulative effect of change in
     accounting principle.................................   $   0.72     $   0.58     $   0.40      $  0.19      $ (0.02)
Cumulative effect on prior years (to January
     31, 1996) of change in accounting principle..........         --         0.08           --           --           --
                                                             --------     --------     --------      -------      -------
Basic net earnings (loss) per share.......................   $   0.72     $   0.50     $   0.40      $  0.19      $ (0.02)
                                                             ========     ========     ========      =======      =======

Diluted net earnings (loss) per share
     before cumulative effect of change in
     accounting principle.................................   $   0.70     $   0.55     $   0.38      $  0.18      $ (0.02)
Cumulative effect on prior years (to January
     31, 1996) of change in accounting principle..........         --         0.07           --           --           --
                                                             --------     --------     --------      -------      -------
Diluted net earnings (loss) per share.....................   $   0.70     $   0.48     $   0.38      $  0.18      $ (0.02)
                                                             ========     ========     ========      =======      =======

Basic weighted average shares outstanding.................     29,615       27,627       24,246       17,017       10,553
                                                             ========     ========     ========      =======      =======

Diluted weighted average shares outstanding...............     30,410       29,096       25,546       17,948       11,408
                                                             ========     ========     ========      =======      =======
Pro Forma Amounts Assuming the Change in
     Accounting Principle is Applied
     Retroactively:
     Net earnings (loss)..................................                             $  8,487      $ 2,607       ($ 397)
                                                                                       ========      =======      =======
     Basic net earnings (loss) per share..................                             $   0.35      $  0.15      $ (0.04)
                                                                                       ========      =======      =======
     Diluted net earnings (loss) per share................                             $   0.33      $  0.15      $ (0.03)
                                                                                       ========      =======      =======


SELECTED OPERATING DATA:
Increase in comparable store sales  /(2)/.................        4.5%        24.7%        17.9%        10.2%         6.2%

Number of comparable stores /(2)/.........................         42           27           15            5            3

                                                                                      JANUARY 31,
                                                            -------------------------------------------------------------

                                                                 1998         1997         1996         1995         1994
                                                                 ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Working capital..........................................    $155,461     $167,829     $108,304      $64,617      $ 2,192
Total assets.............................................     448,352      375,834      243,580       89,505       16,012
Long-term obligations....................................      16,646        6,488        6,696        3,102          902
Redeemable convertible preferred stock...................          --           --           --           --        3,017
Shareholders= equity.....................................     268,084      218,556      149,270       72,983        1,483

________________________________

/(1)/ Represents the expense attributable to the issuance of certain executive options, primarily a non-cash charge.

/(2)/ Company operated superstores are included in the comparable store sales calculation beginning generally in the thirteenth month of operation or upon their acquisition, assuming at least twelve months of prior operations. Specialty stores will not be included in the comparable store sales base until fiscal 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

OVERVIEW

          The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. As a result of the success and high sales volume generated by the larger store format, the Company has focused on developing and refining its superstore concept. There were 82 Just For Feet superstores at January 31, 1998, operating in 18 states, including nine stores operated by Just For Feet's only superstore franchisee.

          Of the 73 Company operated superstores, 23 superstores were opened in fiscal 1997. The Company expects to open approximately 25 superstores during fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

          As part of its long-term growth strategy, the Company entered the specialty store segment of the athletic and outdoor footwear and apparel market in fiscal 1997 through the acquisitions of Athletic Attic and Imperial Sports. At January 31, 1998 there were 92 Company-owned and 48 franchised specialty stores in 20 states and Puerto Rico. The Company anticipates opening approximately 25 to 35 specialty stores during fiscal 1998. The specialty stores have a higher general and administrative expense structure than the Company's superstores.

          To accommodate the Company's superstore expansion strategy and the development of the Specialty Store Division, the Company has expanded and upgraded its corporate staff. In addition, the specialty stores have a higher general and administrative expense structure as a percent of net sales than the superstore operations. These factors resulted in general and administrative costs increasing to 3.8% of sales during fiscal 1997 from 3.1% in fiscal 1996 and 3.0% in fiscal 1995.

          In recent years, the Company has achieved positive comparable store sales growth on an annual basis. Comparable superstore sales increased 4.5%, 24.7%, 17.9%, 10.2% and 6.2% in fiscal years 1997, 1996, 1995, 1994 and 1993, respectively. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The Company will not include the specialty stores in its comparable store sales percentages until fiscal 1998.

          Effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the 12 months following the store opening. The cumulative effect of this change in accounting principle resulted in a charge to operations for the year ended January 31, 1997 of $2.0 million, net of income taxes of $1.1 million.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, statement of earnings data expressed as a percentage of net sales:

                                                               FISCAL YEAR
                                                  ---------------------------------------
                                                   1997             1996             1995
                                                   ----             ----             ----
Net sales......................................   100.0%           100.0%           100.0%
Cost of sales..................................    58.5             57.5             57.6
                                                   ----             ----             ----
    Gross profit...............................    41.5             42.5             42.4
 Franchise fees, royalties other revenue.......     0.2              0.2              0.5
    Operating expenses:
      Store operating..........................    29.2             27.0             27.7
      Store opening costs......................     1.4              4.4              2.3
      Amortization of intangibles..............     0.2               --              0.1
      General and administrative...............     3.8              3.1              3.0
                                                   ----             ----             ----
         Operating income......................     7.1              8.2              9.8
 Interest income (expense), net................      --              1.5              2.4
                                                   ----             ----             ----
 Earnings before income taxes and cumulative
   effect of change in accounting principle....     7.1              9.7             12.2
 Provision for income taxes....................     2.6              3.4              4.1
                                                   ----             ----             ----
 Earnings before cumulative effect of change
    in accounting principle....................     4.5              6.3              8.1
  Cumulative effect on prior years (to
    January 31, 1996) of change in accounting
     principle.................................      --              0.8               --
                                                   ----             ----             ----
         Net earnings..........................     4.5%             5.5%             8.1%
                                                   ====             ====             ====
  Pro Forma Amounts Assuming the Change
    in Accounting Principle is Applied
    Retroactively:
          Net earnings.........................                                       7.1%
                                                                                     ====

FISCAL 1997 COMPARED TO FISCAL 1996

          Net Sales. Net sales increased $222.2 million or approximately 86.7% for fiscal 1997 to $478.6 million compared to net sales of $256.4 million for fiscal 1996. This increase was primarily attributable to additional sales of $68.9 million from the 23 new superstores opened during the year, an increase in comparable store sales of 4.5%, and additional sales of approximately $60.5 million from the specialty stores acquired during fiscal 1997. The calculation of comparable store sales for the year included 42 superstores. The Specialty Stores Division of the Company consists of Athletic Attic and Imperial Sports which were acquired on March 17, 1997 and May 14, 1997, respectively. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company=Company's consolidated statements of earnings from their respective acquisition dates.

          Gross Profit. Gross profit increased to $198.8 million or 82.6% for fiscal 1997 from $108.9 million in fiscal 1996 as a result of increased sales. As a percentage of net sales, gross profit decreased to 41.5% for fiscal 1997 from 42.5% for fiscal 1996, primarily as a result of programs utilized to increase sales and to reduce inventory in the second half of fiscal 1997.

          Store Operating Expenses. Store operating expenses increased $70.4 million or 101.6% to $139.7 million in fiscal 1997 from $69.3 million in fiscal 1996. This increase was primarily attributable to the operating expenses of the 23 superstores opened during fiscal 1997 and the operating expenses of the acquired specialty stores. As a percentage of net sales, store operating expenses increased to 29.2% in fiscal 1997 from 27.0% in fiscal 1996 primarily as a result of increased superstore regional management payroll and related expenses and increases in superstore level payroll as a result of the impact of minimum wage increases in October 1996 and September 1997.

          Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. Twenty-three superstores were opened during each of fiscal 1997 and 1996. Store opening costs decreased $4.5 million or 40.1% to $6.7 million in fiscal 1997 from $11.2 million in fiscal 1996, reflecting a reduction in per store opening costs as a result of increased focus on controlling costs in this area.

          General and Administrative Expense. General and administrative expenses of $18.0 million increased approximately $10.1 million, or 127.8% in fiscal 1997 from $7.9 million in fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 3.8% in fiscal 1997 as compared to 3.1% for fiscal 1996, primarily attributable to increased corporate staff and facilities to support the Company=Company's current and future growth and the acquisitions of the specialty stores which have higher general and administrative expenses as a percentage of net sales than the Company had experienced prior to the acquisitions.

          Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $1.2 million for fiscal 1997 from approximately $0.2 million for fiscal 1996. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic and Imperial Sports.

          Operating Income. Operating income increased 64.9% to $34.3 million in fiscal 1997 from $20.8 million in fiscal 1996 as a result of growth in the Superstore Division and the results of operations in the acquired Specialty Store Division. As a percentage of net sales, operating income decreased from 8.2% in fiscal 1996 to 7.1% in fiscal 1997, due primarily to the percentage decline in gross profit margin and increase, as a percentage of net sales, in store operating expenses, general and administrative expenses and amortization of intangibles, offset by the decline in store opening costs as a percentage of net sales, as discussed above.

          Net Interest Income (Expense). Net interest expense was approximately $76,000 in fiscal 1997, compared to net interest income of approximately $3.9 million in fiscal 1996. The decrease was primarily due to the decrease in cash as a result of financing the acquisitions of the specialty stores, cash outlays for opening 23 new superstores during fiscal 1997 and the remodeling and information systems improvements at the Specialty Store Division.

FISCAL 1996 COMPARED TO FISCAL 1995

          Net Sales. Net sales increased $136.6 million or approximately 114.0% for fiscal 1996 to $256.4 million compared to net sales of $119.8 million for fiscal 1995. This increase was primarily attributable to 23 new stores opened during the year. These new stores accounted for $73.7 million in additional net sales compared to fiscal 1995. In addition, there was an increase in comparable store sales of 24.7%. The calculation of comparable store sales for the period includes 27 stores.

          Gross Profit. Gross profit as a percentage of net sales increased to 42.5% in fiscal 1996 from 42.4% in fiscal 1995.

          Store Operating Expenses. Store operating expenses increased $36.1 million or approximately 108.4% to $69.3 million in fiscal 1996 from $33.3 million in fiscal 1995. This increase was primarily attributable to the operating expenses of the 23 stores opened during fiscal 1996. As a percentage of net sales, store operating expenses decreased to 27.0% in fiscal 1996 from 27.7% in fiscal 1995.

          Store Opening Costs. As is discussed in Note 1 to the Company's Consolidated Financial Statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2.0 million charge to operations for the year ended January 31, 1997, net of income taxes of $1.1 million. This change increased operating expenses for the year ended January 31, 1997 by approximately $5.1 million and decreased earnings before the cumulative effect of change in accounting principle by approximately $3.3 million ($0.12 per basic and $0.11 per diluted share). Had the statements of earnings for the years ended January 31, 1996 and 1995 been restated for the effects of this change, store opening costs for these years would have increased from the amounts reported in the accompanying statements of earnings to approximately $4.6 million and $1.7 million, respectively. The increase in store opening costs in fiscal 1996 to $11.2 million from the pro forma amount of $4.6 million in fiscal 1995 resulted from increased store openings and an increase in the dedicated corporate staff to support new store openings.

         General and Administrative Expense. General and administrative expense increased $4.3 million or approximately 115.9% from $3.6 million to $7.9 million. The increase was primarily attributable to the addition of corporate personnel to Just For Feet and in anticipation of continued growth and development of the small store concept.

          Operating Income. Operating income increased to $20.8 million in fiscal 1996 from $11.6 million in fiscal 1995 but decreased as a percentage of net sales from 9.8% in fiscal 1995 to 8.2% in fiscal 1996. This decrease is due to the increase in store opening costs associated with the change in accounting principle. Had fiscal 1995 been restated for the effects of the change in accounting principle, operating income for fiscal 1995 would have decreased to approximately $9.8 million or 8.1% of sales.

          Net Interest Income. Net interest income increased to $3.9 million in fiscal 1996 from $2.9 million in fiscal 1995. The change was primarily attributable to investing the proceeds of the public offering of the Company=s Common Stock in June 1996.

          Earnings Before Cumulative Effect of Change in Accounting Principle and Net Earnings. As a result of the above factors, earnings before cumulative effect of change in accounting principle increased to $16.0 million in fiscal 1996 from earnings before cumulative effect of change in accounting principle of $9.7 million ($8.5 million on a pro forma basis) in fiscal 1995. Net earnings increased to $13.9 million in fiscal 1996 from net earnings of $9.7 million ($8.5 million on a pro forma basis) in fiscal 1995.

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

          The following table sets forth certain unaudited results of operations for the Company's last eight fiscal quarters ended January 31, 1998. The unaudited information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown. All amounts shown are in thousands, except per share and store data.

                                                                       FISCAL 1997
                                                     ------------------------------------------------
                                                       FIRST       SECOND       THIRD       FOURTH
                                                      QUARTER     QUARTER      QUARTER      QUARTER
                                                     ----------  ----------  -----------  -----------
Net sales..........................................     $92,803    $112,369     $131,033     $142,433
Gross profit.......................................      39,002      47,254       53,567       58,999
Earnings before income taxes.......................       8,253       7,877        8,813        9,277
Net earnings.......................................       5,201       4,805        5,376        6,021
Basic net earnings per common and common
   equivalent share................................     $  0.18    $   0.16     $   0.18     $   0.20
Diluted net earnings per common and common
   equivalent share................................     $  0.18    $   0.16     $   0.18     $   0.20
Basic weighted average shares outstanding..........      28,687      29,796       29,984       29,991
Diluted weighted average shares outstanding........      29,580      30,881       30,611       30,581

Company superstores at period end..................          54          61           66           73
Company specialty stores at period end.............          87          85           87           92

                                                                               FISCAL 1996
                                                              -----------------------------------------------
                                                                FIRST       SECOND       THIRD       FOURTH
                                                               QUARTER      QUARTER      QUARTER     QUARTER
                                                              ----------  ----------  -----------  ----------
Net sales...................................................     $49,150     $58,379      $69,739     $79,129
Gross profit................................................      20,753      24,812       29,439      33,867
Earnings before income taxes and cumulative effect
   of change in accounting principle........................       4,899       4,535        7,902       7,407
Net earnings before cumulative effect of change
   in accounting principle..................................       3,176       2,930        5,028       4,826
Cumulative effect on prior years of change
   in accounting principle..................................       2,041           -            -           -
Net earnings................................................     $ 1,135     $ 2,930      $ 5,028     $ 4,826
Basic net earnings per common and common
   equivalent share before cumulative effect of
    change in accounting principle..........................     $  0.12     $  0.11      $  0.18     $  0.17
Basic net earnings per common and common
  equivalent share..........................................     $  0.04     $  0.11      $  0.18     $  0.17
Diluted net earnings per common and common
  equivalent share before cumulative effect of
   change in accounting principle...........................     $  0.11     $  0.10      $  0.17     $  0.16
Diluted net earnings per common and common
  equivalent share..........................................     $  0.04     $  0.10      $  0.17     $  0.16
Basic weighted average shares outstanding...................      26,310      27,348       28,373      28,478
Diluted weighted average shares outstanding.................      27,959      28,888       29,763      29,713
Company superstores at end of period........................          30          39           44          50


LIQUIDITY AND CAPITAL RESOURCES

     Just For Feet's primary sources of working capital are cash flow from operations and borrowings under its line of credit and other credit facilities. In addition, the Company's working capital was augmented by a portion of the proceeds of three public offerings of Common Stock in January and September 1995 and June 1996. The Company had working capital of $155.5 million, $167.8 million and $108.3 million at January 31, 1998, 1997 and 1996, respectively. The principal uses of working capital have been to purchase inventory, equipment and fixtures, to acquire Athletic Attic and Imperial Sports and to complete construction of the Company's new corporate headquarters. During fiscal 1997, the Company acquired approximately $43.5 million of property and equipment, including approximately $14.9 million to open 23 new superstores, approximately $5.1 million for improvements to existing superstores, approximately $8.0 million for corporate and superstore level management information systems and approximately $8.5 million for the construction of the new corporate headquarters and purchased approximately $7.0 million of property and equipment in the Specialty Store Division to remodel acquired stores and to open ten new specialty stores and improve management information systems, primarily at the store level. The Company invested approximately $25.5 of cash in the acquisitions of Athletic Attic and Imperial Sports. The Company's short-term operational cash requirements are not highly seasonal.

     In June 1996, the Company completed a public offering of 1,638,750 shares of Common Stock at $34.25 per share. Net proceeds of approximately $53 million were used primarily to fund acquisitions and acquire fixed assets and inventory for the opening of new stores. The Company had $82.5 million and $172.7 million in cash and marketable securities as of January 31, 1998 and 1997, respectively.

     As an Alabama corporation, the Company is subject to Alabama shares tax on the book value of the Company's Common Stock less certain exclusions. As part of its planning for taxes, the Company makes temporary investments in short-term federal obligations which are excludable for determining the taxable value of the shares. At January 31, 1998 and January 31, 1997, the Company had borrowed $75 million and $100 million, respectively, on a short-term basis from a bank with the funds used to purchase U.S. Treasury securities. The total investment in U.S. Treasury securities at January 31, 1998 and 1997 was $75 million and $125 million, respectively. These securities were sold in the following month (which is the beginning of the next fiscal year) with the proceeds utilized to repay the short-term borrowings.

     As of January 31, 1998, the Company had borrowed $15.7 million under its revolving bank line of credit. The line of credit, which expires July 1, 1999, permits the Company to borrow up to $40.0 million for general working capital purposes. Borrowings under such line of credit bear interest at a floating rate above LIBOR (5.6% plus 1.5% at January 31, 1998) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store fixtures, point-of-sale equipment and management information systems.

     Just For Feet's current capital requirements are primarily for the opening of new superstores and specialty stores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.5 to $2.5 million, depending on the amount of vendor and landlord assistance. The Company estimates that the total cash required to open a 4,000 to 6,000 square foot prototype specialty store will range from $300,000 to $400,000. The Company expects to open approximately 25 superstores and 25 to 35 specialty stores in fiscal 1998.

     The Company is not currently planning any major expenditures other than those mentioned above and believes that the proceeds of its public offerings, internally generated funds, cash on hand and its line of credit will be adequate to fund its anticipated needs through at least the end of fiscal 1998.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

YEAR 2000

     The Company has established policies and procedures to coordinate changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts have been completed or are underway. The Company's primary operating and financial systems are already Year 2000 compliant. The Company also is communicating with suppliers, vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the conversion planning, but is not expected to be material.

1998 ANNUAL MEETING

     At the Company's 1998 Annual Meeting, the Company's shareholders will asked to vote upon (i) a proposal to change the state of incorporation of the Company from Alabama to Delaware, and (ii) a proposal to ratify the adoption of an amendment to the Company's Articles of Incorporation which was approved at the 1996 Annual Meeting of Shareholders and to further ratify certain issuances of Common Stock of the Company made in reliance upon the original adoption of such amendment.

     The Board of Directors has proposed the reincorporation in Delaware in order to take advantage of Delaware's more flexible and modern corporate law. The Board of Directors has proposed the ratification discussed above in order to eliminate uncertainty surrounding the shareholders' adoption of an amendment to the Company's Articles of Incorporation at the Company's Annual Meeting of Shareholders in 1996. At such meeting, held on May 28, 1996, the shareholders adopted an amendment to the Company's Articles of Incorporation to increase the number of authorized capital shares to 75,000,000 shares, consisting of 70,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, and to eliminate a previously outstanding class of preferred shares which was no longer outstanding (the "Charater Amendment"). Notice of the 1996 annual meeting was first given to shareholders on May 8, 1996. The Constitution of the State of Alabama of 1901 requires at least thirty days notice to shareholders prior to increasing the number of authorized shares. The Company inadvertently provided shareholders with only 20 days notice. The Company believes, based in part upon opinions of counsel, that the inadvertent failure to provide notice of the 1996 annual meeting in a timely manner does not render the Charter Amendment void, and that the Charter Amendment and subsequent share issuances are valid. However, the Company has included in its 1998 Proxy Statement a resolution ratifying the Charter Amendment and related share issuances in order to eliminate any uncertainty. In the event shareholders fail to ratify the Charter Amendment and the share issuances at the Annual Meeting, the Company will continue to treat the Charter Amendment and the share issuances as valid.

     For a more detailed discussion of these proposals and other business to be conducted at the 1998 Annual Meeting, please refer to the Proxy Statement relating to such meeting.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

No response is required to this Item.

ITEM 8.   FINANCIAL STATEMENTS
-------   --------------------

The following financial statements are filed with this report:

          Independent Auditors' Report
          Consolidated Balance Sheets as of January 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended
               January 31, 1998, 1997 and 1996.
          Consolidated Statements of Shareholders' Equity for the years ended
               January 31, 1998, 1997 and 1996.
          Consolidated Statements of Cash Flows for the years ended
               January 31, 1998, 1997 and 1996.
          Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Just For Feet, Inc.:

We have audited the accompanying consolidated balance sheets of Just For Feet, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Just For Feet, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

As is discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for store opening costs effective February 1, 1996.


DELOITTE & TOUCHE LLP


Birmingham, Alabama
March 30, 1998

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND 1997
(in thousands except per share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                        1998               1997
CURRENT ASSETS:
  Cash and cash equivalents                                               $   82,490        $   138,785
  Marketable securities available for sale                                                       33,961
  Accounts receivable                                                         15,840              6,553
  Merchandise inventories                                                    206,128            133,323
  Other                                                                        6,709              2,121
           Total current assets                                              311,167            314,743

PROPERTY AND EQUIPMENT, NET                                                   94,529             54,922

REPURCHASED FRANCHISE RIGHTS, NET                                              2,913              3,113

GOODWILL, NET                                                                 36,106

OTHER ASSETS                                                                   3,637              3,056
                                                                          ----------        -----------
                                                                          $  448,352        $   375,834
                                                                          ==========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                   $   90,667        $   100,000
  Accounts payable                                                            51,162             38,897
  Accrued expenses                                                             9,292              5,486
  Income taxes                                                                 1,363                425
  Current maturities of long-term obligations                                  3,222              2,106
           Total current liabilities                                         155,706            146,914

LONG-TERM OBLIGATIONS                                                         16,646              6,488

DEFERRED LEASE RENTALS                                                         7,212              3,036

DEFERRED INCOME TAXES                                                            704                840
                                                                          ----------        -----------
           Total liabilities                                                 180,268            157,278
                                                                          ----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 11 and 12)

SHAREHOLDERS' EQUITY:
  Common stock - par value $.0001 per share; 70,000 shares authorized;
  29,993 (1998) and 28,495 (1997) shares issued and outstanding                    3                  3
  Paid-in capital                                                            218,616            190,491
  Retained earnings                                                           49,465             28,062
                                                                          ----------        -----------
          Total shareholders' equity                                         268,084            218,556
                                                                          ----------        -----------
                                                                          $  448,352        $   375,834
                                                                          ==========        ===========

See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED JANUARY 31, 1998, 1997, AND 1996
(In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                           1998           1997          1996
                                                           ----           ----          ----
Net sales                                               $ 478,638      $ 256,397     $ 119,819

Cost of sales                                             279,816        147,526        68,969
                                                        ---------      ---------     ---------

Gross profit                                              198,822        108,871        50,850
                                                        ---------      ---------     ---------

Franchise fee, royalties and other revenue                  1,101            581           485
                                                        ---------      ---------     ---------

OPERATING EXPENSES:
  Store operating                                         139,659         69,329        33,264
  Store opening costs                                       6,728         11,240         2,712
  Amortization of intangibles                               1,200            180           157
  General and administrative                               18,040          7,878         3,575
                                                        ---------      ---------     ---------
    Total operating expenses                              165,627         88,627        39,708
                                                        ---------      ---------     ---------

Operating income                                           34,296         20,825        11,627

Interest expense                                           (1,446)          (832)         (703)

Interest income                                             1,370          4,750         3,634
                                                        ---------      ---------     ---------

Earnings before income taxes and cumulative
effect of change in accounting principle                   34,220         24,743        14,558

Provision for income taxes                                 12,817          8,783         4,836
                                                        ---------      ---------     ---------

Earnings before cumulative effect of change in
 accounting principle                                      21,403         15,960         9,722

Cumulative effect on prior years (to January 31,
 1996) of change in accounting principle                        0          2,041             0
                                                        ---------      ---------     ---------

    Net earnings                                        $  21,403      $  13,919     $   9,722
                                                        ---------      ---------     ---------

BASIC EARNINGS  PER  SHARE:
 Before cumulative effect of change in accounting
  principle                                             $    0.72      $    0.58     $    0.40
 Cumulative effect on prior years (to January 31,
  1996) of change in accounting principle                       0           0.08             0
                                                        ---------      ---------     ---------

    Net earnings                                        $    0.72      $    0.50     $    0.40
                                                        ---------      ---------     ---------

DILUTED EARNINGS  PER  SHARE:
 Before cumulative effect of change in accounting
  principle                                             $    0.70      $    0.55     $    0.38
 Cumulative effect on prior years (to January 31,
  1996) of change in accounting principle                       0           0.07             0
                                                        ---------      ---------     ---------

    Net earnings                                        $    0.70      $    0.48     $    0.38
                                                        ---------      ---------     ---------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                    29,615         27,627        24,246
                                                        ---------      ---------     ---------
  Diluted                                                  30,410         29,096        25,546
                                                        ---------      ---------     ---------
Proforma amounts assuming the change in accounting
 principle is applied retroactively:
  Net earnings                                                                       $   8,487
                                                                                     ---------
  Basic earnings per share                                                           $    0.35
                                                                                     ---------
  Diluted earnings per share                                                         $    0.33
                                                                                     ---------

See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 1998, 1997, AND 1996
(In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock                Paid-in        Retained
                                                         ----------------------------
                                                           Shares         Par Value          Capital        Earnings
BALANCE, FEBRUARY 1, 1995                                      23,049       $  2           $  68,560        $  4,421

Public offering of common stock,
  net of offering costs                                         3,150          1              65,637

Exercise of options                                                97                            429

Income tax benefit from exercise
  of options                                                                                     468

Other capital transactions                                          2                             30
                                                              -------       ----           ---------        --------
Net earnings                                                                                                   9,722

BALANCE, JANUARY 31, 1996                                      26,298          3             135,124          14,143
Public offering of common stock,
  net of offering costs                                         1,639                         52,900

Exercise of options                                               557                          1,822

Income tax benefit from exercise
  of options                                                                                     620

Other capital transactions                                          1                             25

Net earnings                                                                                                  13,919
                                                              -------       ----           ---------        --------
BALANCE, JANUARY 31, 1997                                      28,495          3             190,491          28,062

Common stock issued in connection with
  acquisitions                                                  1,336                         27,123

Exercise of options                                               161                            804

Income tax benefit from exercise
  of options                                                                                     173

Other capital transactions                                          1                             25

Net earnings                                                                                                  21,403
                                                              -------       ----           ---------        --------
BALANCE, JANUARY 31, 1998                                      29,993       $  3           $ 218,616          49,465
                                                              =======       ====           ---------        --------

See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 1998, 1997, AND 1996
(In thousands)
--------------------------------------------------------------------------------

                                                                                          1998          1997          1996
OPERATING ACTIVITIES:
  Net earnings                                                                         $  21,403     $  13,919      $  9,722

 Adjustments to reconcile net earnings to net cash used by operating activities:
      Cumulative effect of change in accounting principle                                                2,041
      Depreciation and amortization                                                        8,783         3,971         2,209
      Deferred income taxes                                                                2,194          (744)          515
      Deferred lease rentals                                                               2,111         1,456         1,029
  Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1998:
      Accounts receivable                                                                 (8,918)       (3,143)       (3,071)
      Merchandise inventories                                                            (56,616)      (76,685)      (31,540)
      Other assets                                                                        (5,643)          271        (2,604)
      Accounts payable                                                                     7,495        16,628        15,199
      Accrued expenses                                                                     2,264         2,709           688
      Income taxes                                                                           543        (2,506)        2,086
                                                                                       ---------     ---------      --------
          Net cash used by operating activities                                          (26,384)      (42,083)       (5,767)
                                                                                       ---------     ---------      --------

INVESTING ACTIVITIES:
  Purchases of marketable securities                                                     (14,726)      (44,778)      (94,086)
  Maturities and sales of marketable securities                                           51,653        63,132        51,600
  Purchases of property and equipment                                                    (43,446)      (33,206)      (14,380)
  Acquisitions, net of cash acquired                                                     (25,548)
                                                                                       ---------     ---------      --------
           Net cash used for investing activities                                        (32,067)      (14,852)      (56,866)
                                                                                       ---------     ---------      --------
FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                                 (9,333)       45,000        55,000
  Borrowings of long-term debt                                                            12,739           479         3,102
  Principal payments on long-term obligations                                             (2,054)       (1,335)       (1,034)
  Proceeds from exercise of options                                                          804         1,822           429
  Public offerings of common stock, net                                                                 52,900        65,637
                                                                                       ---------     ---------      --------
           Net cash provided by financing activities                                       2,156        98,866       123,134
                                                                                       ---------     ---------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (56,295)       41,931        60,501

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             138,785        96,854        36,353
                                                                                       ---------     ---------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  82,490     $ 138,785      $ 96,854
                                                                                       =========     =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest, net of amounts capitalized                                               $   1,376     $     832      $    724
                                                                                       =========     =========      ========

    Income taxes                                                                       $   9,851     $   7,878      $  2,291
                                                                                       =========     =========      ========

    Fair value of assets acquired under capital leases                                 $     507     $   1,633      $  1,749
                                                                                       =========     =========      ========

See notes to consolidated financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Just For Feet, Inc. is a national retailer of athletic and outdoor footwear and activewear for men, women and children which utilizes both a superstore and smaller specialty store concept. The Company's footwear merchandise is purchased principally from five vendors. Just For Feet operated 73 company-owned and 9 franchise superstores and 92 company-owned and 48 franchise specialty stores at January 31, 1998.

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

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the relevant lease term. Estimated useful lives range from two to ten years for furniture, fixtures and equipment, up to 20 years for leasehold improvements, and up to 39 years for buildings. Maintenance and repairs are expensed as incurred. Renewals and betterments which extend the useful lives of assets are capitalized.

      During the year ended January 31, 1998, the Company completed construction of new corporate facilities in Birmingham, Alabama. The former corporate headquarters and an office and retail center in Michigan with an aggregate net book value of $3,331 at January 31, 1998 represent real estate held for sale and are classified in other assets in the accompanying consolidated balance sheet. The Company expects the ultimate sales prices of these properties to exceed their respective carrying values.

      STORE OPENING COSTS - Effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel which are incremental and directly attributable to the opening of a new store. Under the new accounting principle, the Company charges store opening costs to operations in the month the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2,041 charge to income, net of income taxes of $1,137, for the year ended January 31, 1997 ($0.08 per basic and $0.07 per diluted share). This change increased operating expenses for the year ended January 31, 1997 by approximately $5,081 and decreased earnings before cumulative effect of change in accounting principle by approximately $3,277 ($0.12 per basic and $0.11 per diluted share). At January 31, 1998 and 1997, capitalized store opening costs of $968 and $624 are included in other current assets in the accompanying consolidated balance sheets.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments requires certain disclosures for financial instruments for which it is practicable to estimate the fair value. The Company's financial instruments consist of cash and cash equivalents, receivables, marketable securities, payables, accrued expenses and interest-bearing debt. The fair value of each of the Company's financial instruments approximates the carrying values reflected in the accompanying consolidated balance sheets at January 31, 1998 and 1997, primarily because of the short-term nature of these instruments. The Company's debt is a combination of fixed and variable rates which approximate market rates at January 31, 1998. As such, the carrying value of the debt approximates fair value.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, requires certain pro forma disclosures which are presented in Note 11.

      GOODWILL - Goodwill is being amortized on the straight-line basis over 30 years (Note 2). Periodically, the Company reviews the recoverability of goodwill based primarily upon an analysis of cash flow forecasts. Based on its most recent review, the Company believes that no impairment of goodwill exists. Accumulated amortization of goodwill was $1,000 at January 31, 1998.

      REPURCHASED FRANCHISE RIGHTS - Franchise rights repurchased in connection with acquisitions of franchisees in 1994 are being amortized over 20 years using the straight-line method. Related accumulated amortization was $692 and $492 at January 31, 1998 and 1997, respectively.

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

      ADVERTISING - The Company expenses the cost of advertising as incurred. Advertising expense, net of co-op credits, charged to operations was $27,714, $17,720 and $9,186 for the years ended January 31, 1998, 1997 and
      1996, respectively.

      INCOME TAXES - The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect.

      EARNINGS PER SHARE - In March 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. In accordance with this standard, the Company is now required to report two separate earnings per share numbers, basic and diluted. Accordingly, all historical earnings per share data has been restated to conform to this new standard. Weighted average common shares outstanding (diluted), now includes the dilutive effect of stock options as follows:


                                                                       1998           1997         1996
          Weighted average common shares outstanding (basic)          29,615         27,627       24,246
          Dilutive effect of stock options                               795          1,469        1,300
                                                                      ------         ------       ------

          Weighted average common shares outstanding (diluted)        30,410         29,096       25,546
                                                                      ======         ======       ======

      Diluted earnings per share is the same number as the Company's previously reported earnings per share amounts. For the years ended January 31, 1998, 1997 and 1996 there were options to purchase 1,292, 303 and 31, respectively, of common stock excluded from the computation of weighted average shares as such options would have been anti-dilutive.

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

      RECLASSIFICATIONS - Certain reclassifications have been made in the January 31, 1997 and 1996 presentations to conform to the January 31, 1998 presentation.

2.    ACQUISITIONS

      In March 1997, the Company acquired Athletic Attic for approximately $9,700 in cash, net of cash acquired, the repayment of approximately $1,300 of Athletic Attic's debt and approximately $5,600 of the Company's common stock (259 shares). In May 1997, the Company acquired Imperial Sports for approximately $5,800 in cash, net of cash acquired, the repayment of approximately $8,700 of Imperial Sport's debt and approximately $21,500 of the Company's common stock (1,077 shares). These acquisitions have been accounted for as purchases and, accordingly, each purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition dates. The excess of the consideration paid over the net tangible and identifiable intangible assets acquired has been recorded as goodwill. The accompanying consolidated statement of earnings for the year ended January 31, 1998, includes the results of operations of each acquisition from its respective purchase date.

      The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:

        Cash                                                         $    907
        Merchandise inventories                                        16,188
        Property and equipment                                          5,318
        Other assets                                                    1,336
        Goodwill                                                       37,044
        Deferred income taxes                                           1,759
        Accounts payable and accrued liabilities                       (6,312)
        Deferred lease rentals                                         (2,064)
        Other liabilities                                                (598)
                                                                     ---------

                                                                     $ 53,578
                                                                     ========
        Consideration consisted of:
          Cash                                                       $ 26,455
          Stock issued                                                 27,123
                                                                     --------

                                                                     $ 53,578
                                                                     ========

      The common stock issued in connection with these acquisitions represents non-cash investing and financing activities for the purpose of the consolidated statement of cash flows for the year ended January 31, 1998. Certain fees aggregating $222 associated with these acquisitions were paid to an entity in which a director of the Company is a partner. Pro forma results of operations are not presented because the effects of the acquisitions are not significant.

3.    PROPERTY AND EQUIPMENT

        Property and equipment is summarized as follows:

                                                                   1998              1997
        Owned:
          Land                                                  $  3,807          $  3,537
          Store facilities and corporate office                   15,212             7,254
          Furniture, fixtures and equipment                       37,847            21,424
          Leasehold improvements                                  42,765            23,718
          Construction-in-progress                                 4,753             1,752
                                                                --------          --------
                                                                 104,384            57,685

          Accumulated depreciation and amortization              (12,910)           (5,866)
                                                                --------          --------
                                                                  91,474            51,819
                                                                --------          --------
        Under capital lease:
          Furniture, fixtures and equipment                        4,103             3,796
          Accumulated amortization                                (1,048)             (693)
                                                                --------          --------
                                                                   3,055             3,103
                                                                --------          --------

                                                                $ 94,529          $ 54,922
                                                                ========          ========

4.    MARKETABLE SECURITIES

        Marketable securities consisted of the following:

                                                                       1997
        Marketable securities available for sale:
          Short-term:
            State and municipal bonds                                $ 32,916
            Other securities                                            1,045
                                                                     --------
                   Total                                               33,961
          Long-term -
            State and municipal bonds                                   2,966
                                                                     --------
                                                                     $ 36,927
                                                                     ========

      These investments were accounted for as securities "available for sale" under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, whereby unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized. At January 31, 1997, there were no material unrealized holding gains or losses as the market value of these investments approximated their cost. For the years ended January 31, 1998, 1997 and 1996, there were no significant realized gains or losses from investments. Gains and losses on the sale of marketable securities were determined using the specific identification method. Long-term marketable securities are classified in other assets.

5.    SHORT-TERM BORROWINGS

      The Company has a $40,000 unsecured line of credit bank agreement which expires July 1, 1999. (The president of one of the bank's subsidiaries is also a director of the Company.) Commitment fees are computed at 0.125% per annum on the unused portion of the line of credit and the Company is required to pay a yearly facility fee of $100. No compensating balances are required under the agreement. Borrowings under this line of credit bear interest at a floating rate above the LIBOR rate (5.6% plus 1.5% at January 31, 1998). The agreement contains certain covenants which include the maintenance of minimum net worth and certain financial ratios. At January 31, 1998, $15,667 was outstanding under this agreement; there were no borrowings outstanding under this agreement at January 31, 1997.

      At January 31, 1998 and 1997, the Company had $75,000 and $100,000 respectively, of short-term borrowings that were used to purchase U.S. Treasury securities for Alabama share tax planning purposes. These securities, which were pledged as collateral on this debt, were sold in early February 1998 and 1997, respectively; the respective sale proceeds were utilized to repay such borrowings

6.    LONG-TERM OBLIGATIONS

      Long-term debt consists of various notes payable due in monthly installments through 2010 which bear interest at variable and fixed rates ranging from 6.9% to 12.0% at January 31, 1998. Such debt is collateralized principally by land, buildings, and equipment with an aggregate carrying value of approximately $17,872 at January 31, 1998. Scheduled maturities of long-term debt at January 31, 1998 were as follows:

        Year Ending
        January 31,
        1999                                                          $  2,533
        2000                                                             2,499
        2001                                                             2,450
        2002                                                             2,239
        2003                                                             1,826
        Thereafter                                                       6,279
                                                                      --------

        Total                                                         $ 17,826
                                                                      ========

      The Company leases certain furniture, fixtures and equipment under long-term agreements which are accounted for as capital leases. Scheduled maturities of obligations under these capital leases at January 31, 1998 were as follows:


        Year Ending
        January 31,
           1999                                                    $      818
           2000                                                           735
           2001                                                           474
           2002                                                            99
           2003                                                            74
        Thereafter                                                         60
                                                                   ----------
                                                                        2,260
        Less amounts representing interest                               (218)
                                                                   ----------
        Total capital lease obligations                                 2,042
        Less current portion                                             (689)
                                                                   ----------

        Long-term capital lease obligations                        $    1,353
                                                                   ==========

7.    OPERATING LEASE COMMITMENTS

      The Company leases certain store facilities and land under agreements which are accounted for as operating leases. Lease terms range from approximately five years to twenty years. Certain leases contain renewal options. At January 31, 1998, future annual minimum lease payments under operating leases with remaining terms in excess of one year are as follows:

        Year Ending
        January 31,
          1999                                                $  36,538
          2000                                                   38,617
          2001                                                   38,562
          2002                                                   38,682
          2003                                                   38,623
          Thereafter                                            316,524
                                                              ---------
        Total                                                 $ 507,546
                                                              =========

      The above table includes lease payments for 16 store facilities not yet opened at January 31, 1998. In addition, subsequent to January 31, 1998, the Company entered into a lease agreement for a store facility which requires aggregate rental payments of $3,465 through 2014. This commitment is not reflected in the above table.

      Total rent expense under all operating leases was as follows:

                                                        1998             1997            1996
        Minimum rentals                              $ 23,891         $ 10,190        $  5,372
        Additional rentals based on sales volume          272              710             475
                                                     --------         --------        --------

                                                     $ 24,163         $ 10,900        $  5,847
                                                     ========         ========        ========

      Rent expense for operating leases which contain scheduled rent increases is recognized for financial reporting purposes on the straight-line method. Consequently, amounts which have been expensed for financial reporting purposes, but not yet paid, are reflected as deferred lease rentals in the accompanying consolidated balance sheets. Certain leases provide for future rent increases based upon increases in the Consumer Price Index. The Company has subleased a portion of two facilities to third parties. Future sublease rentals are not material.

8.    INCOME TAXES

      The consolidated provision for income taxes is comprised of the following:

                              1998              1997             1996
        Current:
          Federal           $ 9,763           $ 7,397          $ 3,983
          State                 860             1,245              338
                            -------           -------          -------
                             10,623             8,642            4,321
                            -------           -------          -------
        Deferred:
          Federal             1,991               130              475
          State                 203                11               40
                            -------           -------          -------
                              2,194               141              515
                            -------           -------          -------

                            $12,817           $ 8,783          $ 4,836
                            ========          ========         =======


      Following is a reconciliation of the applicable U.S. federal income tax, computed at the statutory rate, to the provision reflected in the consolidated statements of earnings, excluding the cumulative effect of the 1997 accounting change:

                                                               1998          1997         1996
        Federal income tax at statutory rate                 $ 11,977      $ 8,660       $ 4,950
        State income taxes, net of federal tax effect             691          820           266
        Tax exempt interest income                               (270)        (856)         (604)
        Amortization of goodwill                                  398
        Other                                                      21          159           224
                                                             --------      -------       -------

                                                             $ 12,817      $ 8,783       $ 4,836
                                                             =========     =======       =======


      Deferred tax assets and liabilities that arise as a result of temporary differences are summarized as follows:

                                                                       1998        1997
        Deferred tax assets:
          Accrued expenses                                           $  865      $  625
          Inventory valuation                                            56         370
          Deferred lease rentals                                      2,509       1,124
          Other                                                         381
                                                                     ------      ------
                   Total deferred tax assets                          3,811       2,119
                                                                     ------      ------
        Deferred tax liabilities:
          Store opening costs                                          (358)       (231)
          Other prepaid expenses                                       (430)       (213)
          Franchise rights                                             (880)       (954)
          Depreciation                                               (2,375)     (1,042)
          Other                                                        (524)
                                                                     ------      ------
                   Total deferred tax liabilities                    (4,567)     (2,440)
                                                                     ------      ------
                                                                     $ (756)     $ (321)
                                                                     -------     ------

9.    FRANCHISE AND OTHER ACTIVITIES

      Franchise operations consist of one franchisee who operates nine franchise superstores in two states and 17 franchisees who operate 48 franchise specialty stores in 15 states and Puerto Rico. The Company generally receives initial franchise fees for the superstore franchises on a per store basis for providing certain services and other advice related to opening a franchise store. In addition, the Company receives royalties from superstore and specialty franchise stores based on a percentage of sales of each franchise.

      Revenues from franchisees included in the accompanying consolidated statements of operations are as follows:

                                                 1998         1997          1996
        Initial franchisee fees                 $  45         $  15        $   30
        Royalties                                 841           566           455
                                                -----         -----         -----
                                                  886           581           485
                                                -----         -----         -----

        Merchandise sales to franchisees        $ 796         $ 399         $ 135
                                                =====         =====         =====


      Included in accounts receivable at January 31, 1998 and 1997 is $847 and $433, respectively, due from franchisees and $348 and $183, respectively, due from officers of the Company.

10.   COMMON STOCK

      In September 1995, the Company completed a third public offering of 3,150 shares of its common stock at $22 per share. Net proceeds (after offering costs) from the sale of this stock approximated $65,638.

      In June of 1996, the Company completed a fourth public offering of 1,639 shares of its common stock at $34.25 per share. Net proceeds (after offering costs) from the sale of this stock approximated $52,900.

      Certain shares of the Company's common stock are subject to registration rights.

      At the Company's annual meeting of shareholders on May 28, 1996, the Company's shareholders adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized capital shares to 75,000 shares, consisting of 70,000 shares of common stock and 5,000 of preferred stock, and to eliminate Series A preferred shares then existing (the "Charter Amendment"). Notice of the 1996 meeting was first given to shareholders on May 8, 1996. The Revised Alabama Business Corporation Act, together with the Constitution of the State of Alabama of 1901, requires at least thirty days notice to shareholders prior to increasing the number of authorized shares. The Company inadvertently provided the shareholders with only twenty days notice. The Company believes, based in part upon opinions of counsel, that the inadvertent failure to provide notice of the 1996 annual meeting in a timely manner does not render the Charter Amendment void, and that the Charter Amendment and subsequent share issuances are valid. However, the Company has included in its 1998 Proxy Statement a resolution ratifying the Charter Amendment and related share issuances. In the event shareholders fail to ratify the charter Amendment and the share issuances at its 1998 Annual Meeting, the Company will continue to treat the Charter Amendment and the share issuances as valid and may in the future seek a judicial declaration that the Charter Amendment and the share issuances are valid.

11.   STOCK OPTION PLANS

      The Company maintains its Employee Incentive Stock Option Plan which provides for the grant of options covering an aggregate of 4,500 shares of the Company's common stock to Company employees. Options may be granted at prices which are equal to or greater than the fair market value of the shares at the date of grant and become exercisable over periods of generally one to five years. Options expire ten years from the date of the grant. At January 31 1998, the Company had 652 options available for future grants under this plan.

      In June 1995, the Company adopted the Non-Employee Director Stock Option Plan. This plan provides for the issuance of stock options to non-employee directors of up to 281 shares of the Company's common stock. Options may be granted at prices which are equal to or greater than the fair market value of the shares at the date of grant and become exercisable ratably over the three years commencing on the first anniversary date of the grant. At January 31, 1998 the Company had 39 options available for future grants under this plan.

      In June 1997, the Company adopted its 1997 Employee Incentive Plan which provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock or performance awards covering an aggregate of 1,400 shares of the Company's common stock to eligible (as defined by the Plan) Company employees. Options may be granted at prices which are equal to or greater than the fair market value (as defined by the Plan) of the shares at the date of grant, except for options granted to employees who own directly or indirectly more than ten percent of the total combined outstanding shares of all classes of stock. Grants to such employees are to be priced at 110% of the fair market value of the shares at the date of grant. Options become exercisable over periods of generally one to five years and expire ten years from the date of the grant. During the year ended January 31, 1998, 100 options were granted under this plan to a director of the Company under a personal services contract; compensation expense related to this grant was not significant. At January 31, 1998, the Company had 75 options available for future grants under this plan.

      Information regarding these option plans is as follows:

                                                      WEIGHTED
                                                       AVERAGE
                                                      EXERCISE
                                       OPTIONS          PRICE
        At February 1, 1995             1,820          $ 5.77
          Granted                         874           13.55
          Exercised                       (97)           4.52
          Forfeited                       (95)           8.48
                                        -----
        At January 31, 1996             2,502            8.43
          Granted                       1,381           25.78
          Exercised                      (557)           3.38
          Forfeited                      (280)          21.21
                                        -----
        At January 31, 1997             3,046           16.08
          Granted                       3,019           14.72
          Exercised                      (160)           4.99
          Forfeited                      (752)          13.71
          Cancelled                      (930)          25.69
                                        -----
        At January 31, 1998             4,223           13.93
                                        =====

      The following table summarizes information about stock options outstanding and exercisable at January 31, 1998:

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                -------------------------------------------------    -----------------------------
                                                   WEIGHTED            WEIGHTED                          WEIGHTED
            RANGE OF                                AVERAGE             AVERAGE                           AVERAGE
            EXERCISE              NUMBER            EXERCISE           REMAINING          NUMBER          EXERCISE
             PRICE              OUTSTANDING          PRICE           LIFE (YEARS)       EXERCISABLE        PRICE
        $ 1.48 - $ 5.13                240          $ 2.96               6.1                  222         $  2.86
        $ 8.69 - $13.84              1,567           10.87               8.2                  493            9.24
        $14.09 - $14.75              1,145           14.71               9.3                    5           14.33
        $15.44 - $19.42                990           16.99               8.9                  138           17.13
        $20.00 - $37.08                281           26.08               8.2                  118           24.97
                                ----------                                              ---------
                                     4,223                                                    976
                                ==========                                              =========

       The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the Company's financial statements for the stock option plans. The weighted average fair value of options granted during the years ended January 31, 1998, 1997 and 1996 was $5.10, $9.86 and $4.05, respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards during the years ended January 31, 1998, 1997 and 1996 consistent with the provisions of that statement, the Company's net earnings (and basic and diluted earnings per share) prior to the cumulative effect of the change in accounting principle would have been reduced to $17,031 ($0.58 basic and $0.56 diluted earnings per share), $12,668 ($0.46 basic $0.44 diluted earnings per share) and $9,003 ($0.37 basic and $0.35 diluted earnings per share), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended January 31, 1998 and 1997, respectively: expected volatility of 30% and 34%; risk-free interest rate of 6.2% and 6.5%; expected lives of 4.5 and 4.6 years and no dividends paid during the life of the options.

12.    LITIGATION

       In June 1997, a lawsuit was filed by a shareholder (individually and on behalf of others) against the Company and certain of its current and former officers, a former director and two of the four managing underwriters in the Company's June 1996 public offering of common stock. The suit alleges that the Company's registration statement and prospectus used in such offering contained certain misleading financial information. The Company and its named officers and directors deny liability on the claims (the dollar amount of which is currently unspecified) and are vigorously defending the suit.

                                   * * * * *

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

There has been no occurrence requiring a response to this Item.


                                   PART III


     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  --------------------------------------------------

     The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------

     (a)(1)  Financial Statements.
             ---------------------

        The following financial statements and auditors' report have been filed with Item 8 in Part II of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of January 31, 1998 and 1997
     Consolidated Statements of Earnings for the years ended
        January 31, 1998, 1997 and 1996
     Consolidated Statements of Shareholders' Equity for the years ended
        January 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the years ended
        January 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

        (2)  Financial Statement Schedules.
             ------------------------------

        All financial statement schedules are omitted as the required information is inapplicable.

        (3)  Exhibits.
             ---------

        The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-74404 ("1994 S-1"), (ii) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-87414 (the "1995 S-1") or (iii) the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (the "1997 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

     *2.1 Asset Purchase Agreement dated March 17, 1997 by and between Owensboro Investment Company, Inc. and Just For Feet, Inc. (1997 10-K)

     *2.2 Stock Purchase Agreement dated March 17, 1997 by and among Just For Feet, Inc., Premium Sports, Inc. and John Gasser (1997 10-K)

     *2.3 Agreement and Plan of Merger dated March 17, 1997, by and among Just For Feet, Inc., an Alabama corporation, IAC Acquisition Corporation, a Michigan corporation and wholly owned subsidiary of Just For Feet, Imperial Acquisition Corporation, a Michigan corporation, and certain of the shareholders of Imperial Acquisition Corporation (1997 10-K)

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

     *3(i) Amended and Restated Certificate of Incorporation of Just For Feet, Inc. (1994 S-1, Exhibit 3(a))

     *3(ii)    Amended and Restated Bylaws of Just For Feet, Inc. (1994 S-1,
               Exhibit 3(b))

     *4        Specimen of Common Stock Certificate of the Company. (1994 S-1)

     *9 Voting Trust Agreement dated August 10, 1993, by and among the Company, Pamela Beryl Ruttenberg and Harold Ruttenberg. (1994 S-1)

     10.1      Just For Feet. Inc. 1997 Employee Incentive Plan

     *10.2 Employment Agreement dated November 6, 1996, between the Company and Alex Bond (1997 10-K)

     10.3 Employment Agreement dated May 1, 1997, between the Company and Eric L. Tyra

     10.4.1 Employment Agreement dated January 8, 1998 between the Company and Adam J. Gilburne

     10.5 Master Revolving Promissory Note dated January 26, 1998 in the principal amount of $40,000,000 payable to Compass Bank

     *10.6 Just For Feet, Inc. Employee Incentive Stock Option Plan, as amended. (1994 S-1, Exhibit 10(g))

     *10.6.1 Amendment No. 2 to the Just For Feet, Inc. Employee Incentive Stock Option Plan. (1994 S-1)

     *10.6.2 Amendment No. 3 to the Just For Feet, Inc. Employee Incentive Stock Option Plan (1997 10-K)

     *10.7 Franchise Agreement dated November 20, 1989, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(h))

     *10.8 Franchise Agreement dated May 19, 1992, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(i))

     *10.9 Franchise Agreement dated April 1, 1993, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(k))

     10.10 Promissory Note dated February 3, 1997 in the principal amount of $6,000,000 payable to Compass Bank, as amended.

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

     *10.14 Sales Contract dated January 18, 1994, between Harold Ruttenberg and Pam Ruttenberg and the Company. (1994 S-1, Exhibit 10(jj))

     10.15 Personal Service Agreement dated August 22, 1997 between the Company and Bart Starr, Sr.

     10.16 Promissory Note dated August 22, 1997 in the principal amount of $5,000,000 payable to General Electric Capital Corporation

     10.16.1 Security Agreement dated August 21, 1997 between Just For Feet, Inc. and General Electric Capital Corporation

     21        Subsidiaries

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

                                        JUST FOR FEET, INC.


Date:  April 24, 1998         By:  /s/ Harold Ruttenberg
                                 -----------------------------------------------
                                       Harold Ruttenberg
                                       Chairman of the Board,
                                       President and Chief Executive Officer


Date:  April 24, 1998         By:  /s/ Eric L. Tyra
                                 -----------------------------------------------
                                       Eric L. Tyra
                                       Executive Vice President - Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                      Title                         Date
---------                      -----                         ----

 /s/ Harold Ruttenberg         Chairman of the Board,        April 24, 1998
--------------------------     President and Chief
  Harold Ruttenberg            Executive Officer

 /s/ Eric L. Tyra              Executive Vice President -    April 24, 1998
--------------------------     Finance and Chief Financial
 Eric L. Tyra                  Officer

                 *             Director                      April 24, 1998
--------------------------
 Michael P. Lazarus

                 *             Director                      April 24, 1998
--------------------------
 Bart Starr, Sr.

                 *             Director                      April 24, 1998
--------------------------
 Randall L. Haines

                 *             Director                      April 24, 1998
--------------------------
David F. Bellet

                 *             Director                      April 24, 1998
--------------------------
Edward S. Croft, III

*By:   /s/ Eric L. Tyra
     ------------------
     Eric L. Tyra, as Attorney-in-Fact pursuant to
     Powers of Attorney filed as exhibits to this Report

                                 EXHIBIT INDEX


                                                                     Sequential
Exhibit Number                           Description                Page Number
--------------                 -------------------------------      -----------

     10.1           Just For Feet. Inc. 1997 Employee Incentive Plan

     10.3           Employment Agreement dated May 1, 1997, between the Company and Eric L. Tyra

     10.4.1 Employment Agreement dated January 8, 1998 between the Company and Adam J. Gilburne

     10.5 Master Revolving Promissory Note dated January 26, 1998 in the principal amount of $40,000,000 payable to Compass Bank

     10.10 Promissory Note dated February 3, 1997 in the principal amount of $6,000,000 payable to Compass Bank, as amended.

     10.15 Personal Service Agreement dated August 22, 1997 between the Company and Bart Starr, Sr.

     10.16 Promissory Note dated August 22, 1997 in the principal amount of $5,000,000 payable to General Electric Capital Corporation

     10.16.1 Security Agreement dated August 21, 1997 between Just For Feet, Inc. and General Electric Capital Corporation

     21             Subsidiaries

     23.1           Consent of Deloitte & Touche LLP

     24.1           Power of Attorney of Randall L. Haines

     24.2           Power of Attorney of Michael P. Lazarus

     24.3           Power of Attorney of Bart Starr

     24.4           Power of Attorney of Edward S. Croft, III

     24.5           Power of Attorney of David F. Bellet