Form 10-Q
period 1998-04-30
JUST FOR FEET INC
filed 1998-06-15
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended               Commission File Number:
     April 30, 1998                           0-23570

                              JUST FOR FEET, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



     Alabama                                     63-0734234
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama             35242
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (205) 408-3000
                                                   ---------------------------

                                      N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                         No
            -------                         ________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share              30,162,341 shares
----------------------------------------       -------------------------------
               Class                              Outstanding at June 10, 1998

                         PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------
                                                                           APRIL 30,           JANUARY 31,
                                                                             1998                 1998
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  5,624             $ 82,490
  Accounts receivable                                                       16,881               15,840
  Merchandise inventories                                                  211,972              206,128
  Other                                                                      6,472                6,709
                                                                          --------             --------
          Total current assets                                             240,949              311,167

PROPERTY AND EQUIPMENT, NET                                                104,135               94,529

REPURCHASED FRANCHISE RIGHTS, NET                                            2,868                2,913

GOODWILL, NET                                                               35,857               36,106

OTHER ASSETS                                                                 4,059                3,637
                                                                          --------             --------
                                                                          $387,868             $448,352
                                                                          ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                   $ 26,716             $ 90,667
  Accounts payable                                                          42,021               51,162
  Accrued expenses                                                          10,498                9,292
  Income taxes                                                               4,788                1,363
  Current maturities of long-term obligations                                3,470                3,222
                                                                          --------             --------
          Total current liabilities                                         87,493              155,706

LONG-TERM  OBLIGATIONS                                                      17,283               16,646

DEFERRED LEASE RENTALS                                                       7,651                7,212

DEFERRED INCOME TAXES                                                          676                  704
                                                                          --------             --------
          Total liabilities                                                113,103              180,268
                                                                          --------             --------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.0001 per share; 70,000 shares authorized;
      30,093, and 29,993 shares issued and outstanding at April 30, 1998
      and January 31, 1998, respectively                                         3                    3
  Paid-in capital                                                          219,481              218,616
  Retained earnings                                                         55,281               49,465
                                                                          --------             --------
          Total shareholders' equity                                       274,765              268,084
                                                                          --------             --------

                                                                          $387,868             $448,352
                                                                          ========             ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         APRIL 30,
                                                 ----------------------
                                                   1998          1997

Net sales                                        $151,921       $92,803
Cost of sales                                      88,303        53,801
                                                 --------       -------
Gross profit                                       63,618        39,002
                                                 --------       -------

Franchise fees, royalties and other revenue           308           208
                                                 --------       -------

Operating expenses:
   Store operating                                 44,756        27,197
   Store opening costs                              3,352         1,060
   Amortization of intangibles                        360           110
   General and administrative                       5,399         3,035
                                                 --------       -------
     Total operating expenses                      53,867        31,402
                                                 --------       -------

Operating income                                   10,059         7,808

Interest (expense) income, net                       (602)          445
                                                 --------       -------

Earnings before income taxes                        9,457         8,253
Provision for income taxes                          3,641         3,052
                                                 --------       -------

Net earnings                                     $  5,816       $ 5,201
                                                 ========       =======

EARNINGS PER SHARE:
   Basic                                         $   0.19       $  0.18
                                                 ========       =======
   Diluted                                       $   0.19       $  0.18
                                                 ========       =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                           30,044        28,687
                                                 ========       =======
   Diluted                                         31,172        29,580
                                                 ========       =======

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

------------------------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                 April 30,
                                                                         -----------------------
                                                                            1998          1997
OPERATING ACTIVITIES:
 Net earnings                                                              5,816          5,201
 Adjustments to reconcile net earnings to
  net cash used in operating activities:
   Depreciation and amortization                                           2,965          1,445
   Deferred income taxes                                                     (28)           (15)
   Deferred lease rentals                                                    439            438
 Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1997:
   Accounts receivable                                                    (1,041)        (1,100)
   Merchandise inventories                                                (5,844)          (391)
   Other assets                                                             (185)        (3,067)
   Accounts payable                                                       (9,141)       (23,240)
   Accrued expenses                                                        1,206          3,355
   Income taxes                                                            3,425          2,783
                                                                        --------      ---------
    Net cash used by operating activities                                 (2,388)       (14,591)
                                                                        --------      ---------

INVESTING ACTIVITIES:
 Purchases of marketable securities                                                     (10,658)
 Maturities and sales of marketable securities                                           13,431
 Purchases of property and equipment                                     (12,277)       (10,199)
 Acquisitions, net of cash acquired                                                     (10,795)
                                                                        --------      ---------
    Net cash used for investing activities                               (12,277)       (18,221)
                                                                        --------      ---------

FINANCING ACTIVITIES:
 Short-term borrowings (repayments), net                                 (63,951)      (100,000)
 Borrowings of long-term debt                                              1,701          4,040
 Principal payments on long-term obligations                                (816)          (416)
 Proceeds from exercise of options                                           865            553
                                                                        --------      ---------
    Net cash used for financing activities                               (62,201)       (95,823)
                                                                        --------      ---------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                               (76,866)      (128,635)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            82,490        138,785
                                                                        --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   5,624         10,150
                                                                        ========      =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Regulation S-X and the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which Just For Feet, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

COMMON STOCK
At the Company's annual meeting of shareholders on May 28, 1996, the Company's shareholders adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized capital shares to 75 million shares, consisting of 70 million shares of common stock and five million shares of preferred stock, and to eliminate Series A preferred shares then existing (the "Charter Amendment"). Notice of the 1996 meeting was first given to shareholders on May 8, 1996. The Revised Alabama Business Corporation Act, together with the Constitution of the State of Alabama of 1901, requires at least thirty days notice to shareholders prior to increasing the number of authorized shares. The Company inadvertently provided the shareholders with only twenty days notice. The Company believes, based in part upon opinions of counsel, that the inadvertent failure to provide notice of the 1996 annual meeting in a timely manner does not render the Charter Amendment void, and that the Charter Amendment and subsequent share issuances are valid. However, the Company has included in its 1998 Proxy Statement a resolution ratifying the Charter Amendment and related share issuances. In the event shareholders fail to ratify the charter Amendment and the share issuances at its 1998 Annual Meeting, the Company will continue to treat the Charter Amendment and the share issuances as valid and may in the future seek a judicial declaration that the Charter Amendment and the share issuances are valid.

SHORT-TERM BORROWINGS
The Company has an unsecured line of credit bank agreement which has recently been increased to $70 million, reducing to $40 million after September 6, 1998, and expiring July 1, 1999.


NOTE 2 - ACQUISITIONS

On March 17, 1997, the Company acquired Athletic Attic for approximately $9.7 million in cash, net of cash acquired, the repayment of approximately $1.3 million of Athletic Attic's debt, and approximately $5.6 million of common stock (259,000 shares). On May 14, 1997, the Company acquired Imperial Sports for approximately $5.8 million in cash, net of cash acquired, the repayment of approximately $8.7 million of Imperial Sports' debt, and approximately $21.5 million of common stock (1,077,000 shares). These acquisitions have been accounted for as purchases and, accordingly, each purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. The accompanying consolidated statements of earnings for the three months ended April 30, 1997 includes the results of operations of Athletic Attic from the acquisition date of March 17, 1997 through April 30, 1997, whereas the accompanying consolidated statement of earnings for the three months ended April 30, 1998 includes the results of operations of Athletic Attic and Imperial Sports (collectively "the specialty store division") for the full three month period.

NOTE 3 - NEW ACCOUNTING STANDARDS

The Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income in the quarter ended April 30, 1998. However, the Company has no components of comprehensive income requiring special treatment under SFAS No. 130. The Company was also required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Because the Company operates primarily in the retail athletic footwear and apparel industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting.

In April 1998 the Financial Accounting Standards Board issued Statement of Position No. 98-5 (the "SOP") which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The SOP is effective for years beginning after December 15, 1998. If the SOP had been adopted for the quarter ended April 30, 1998, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $605,000 ($0.02 per basic and diluted weighted average share), net of applicable income taxes of $363,000. The change would have been immaterial with respect to total operating expenses and income before the cumulative effect of change in accounting principle.


NOTE 4 - SHAREHOLDER SUIT

In July 1997, a lawsuit was filed by a shareholder (individually and on behalf of others) against the Company and certain of its current and former officers, a former director and two of the four managing underwriters in the Company's June 1996 public offering of common stock. The suit alleges that the Company's registration statement and prospectus used in such offering contained certain misleading financial information. The Company, its named officers and directors deny any liability on those claims (the dollar amount of which is currently unspecified) and are vigorously defending the suit.


NOTE 5 - SUBSEQUENT EVENT

On June 6, 1998, the Company executed a non-binding letter of intent to acquire Sneaker Stadium, Inc., a privately held athletic retailer with 38 superstores located primarily in the Northeast and Mid-Atlantic states. The letter of intent provides that the Company will assume $43.0 million of existing Sneaker Stadium bank debt. In addition, if Sneaker Stadium attains certain future financial targets, the Company may make additional payments of up to $31.0 million on or after April 30, 2002. The Company intends to convert Sneaker Stadium stores to the Just For Feet name and format.

Pursuant to a separate non-binding letter of intent also dated June 6, 1998, concurrently with and conditioned upon the acquisition of Sneaker Stadium, Thomas H. Lee Company, a Boston-based private equity firm that currently owns a controlling interest in Sneaker Stadium, will purchase from the Company an aggregate of 926,355 units, each unit consisting of one share of common stock of the Company and a warrant to purchase .997 of a share of common stock of the
Company at a purchase price of $21.59 per share.   The aggregate purchase price
for the units will be $20.0 million. Thereafter, Thomas H. Lee Company would be entitled to designate a member of the Company's Board of Directors.

The closing of the transaction is conditional upon the satisfactory completion of due diligence, definitive documentation, expiration or early termination of the Hart-Scott-Rodino waiting period and the approval of Sneaker Stadium creditors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. As a result of the success and high sales volume generated by the larger store format, the Company has focused on developing and refining its superstore concept. There were 95 Just For Feet superstores at April 30, 1998, operating in 21 states and Puerto Rico, including eleven stores operated by Just For Feet's only superstore franchisee.

     Of the 84 Company operated superstores, eleven superstores were opened in the first quarter ended April 30, 1998. The Company expects to open approximately 25 superstores during fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

     As part of its long-term growth strategy, the Company entered the specialty store segment of the athletic and outdoor footwear and apparel market in fiscal 1997 through the acquisitions of Athletic Attic and Imperial Sports. The acquired stores are operated as the specialty store division of the Company.
At April 30, 1998, there were 101 Company-owned and 48 franchised specialty stores in 22 states and Puerto Rico. The Company anticipates opening approximately 25 to 35 specialty stores during fiscal 1998.

     To accommodate the Company's superstore expansion strategy and the development of the specialty store division, the Company has expanded and upgraded its corporate staff. In addition, the specialty store division has a higher general and administrative expense structure as a percent of net sales than the superstore operations. These factors primarily resulted in general and administrative costs increasing to 3.6% of sales during the quarter ended April 30, 1998 from 3.3% for the quarter ended April 30, 1997.

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

     In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three months ended April 30, 1998 and 1997, comparable store sales increased 3.5% and 5.0%, respectively. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The quarter ended April 30, 1998 is the first quarter that the Company has included the specialty stores in the comparable store sales base.

     The Company's fiscal year ends on January 31. References to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1998" began on February 1, 1998 and will end on January 31, 1999.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                 THREE MONTHS ENDED
                                                       APRIL 30,
                                                ---------------------
                                                   1998        1997
                                                ---------   ---------
Net sales                                          100.0%      100.0%
Cost of sales                                       58.1        58.0
                                                   -----       -----
 Gross profit                                       41.9        42.0
Franchise fees, royalties and other revenue          0.2         0.2
Operating expenses:
 Store operating                                    29.5        29.3
 Store opening costs                                 2.2         1.1
 Amortization of intangibles                         0.2         0.1
 General and administrative                          3.6         3.3
                                                   -----       -----
   Operating income                                  6.6         8.4
Interest (expense) income, net                      (0.4)        0.5
                                                   -----       -----
Earnings before income taxes                         6.2         8.9
Provision for income taxes                           2.4         3.3
                                                   -----       -----
 Net earnings                                        3.8%        5.6%
                                                   =====       =====

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

Net Sales - Net sales increased $59.1 million, or approximately 63.7%, to $151.9 million in the first quarter of fiscal 1998 compared to net sales of $92.8 million for the first quarter of fiscal 1997. This increase was primarily attributable to 23 new superstores opened during fiscal 1997 and eleven new superstores opened during the first quarter of fiscal 1998 and additional sales from the specialty store division. Sales from the specialty store division for the first quarter ended April 30, 1997 included sales from Athletic Attic from its acquisition on March 17, 1997 through April 30, 1997, whereas sales for the first quarter ended April 30, 1998 included sales from the specialty store division for the full three month period. The calculation of comparable store sales included 49 superstores and 74 specialty stores at April 30, 1998.

Gross Profit - Gross profit increased in the first quarter of fiscal 1998 by $24.6 million or 63.1%, primarily the result of increased sales. As a percentage of net sales, gross profit remained relatively constant at 41.9% and 42.0% for the first quarter of fiscal 1998 and 1997, respectively.

Store Operating Expenses - Store operating expenses increased $17.6 million or approximately 64.6% to $44.8 million in the first quarter of fiscal 1998 from $27.2 million in the first quarter of fiscal 1997. The increase was primarily attributable to the operating expenses of the 34 superstores opened since January 31, 1997, as well as the operating expenses of the specialty store division acquired during 1997.

Store Opening Costs - Store opening costs are charged to operations in the month the applicable store opens. These costs increased approximately $2.3 million to approximately $3.4 million in the first quarter of fiscal 1998 from approximately $1.1 million in the first quarter of fiscal 1997 due to the opening of 11 new superstores and 10 new specialty stores in the first quarter of fiscal 1998 as compared to four new superstores in the first quarter of fiscal 1997.

General and Administrative Expenses - General and administrative expenses increased to approximately $5.4 million, or approximately 77.9%, in the first quarter of fiscal 1998 from approximately $3.0 million in the first quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses increased to approximately 3.6% in the first quarter of fiscal 1998 from approximately 3.3% in the first quarter of fiscal 1997. This increase was primarily attributable to increased corporate staff to support the Company's planned growth and the addition of the specialty store division which has higher general and administrative expenses as a percentage of net sales than the Company's superstore operations.

Amortization of Intangibles - Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $360,000 for the first quarter of fiscal 1998 from approximately $110,000 in the first quarter of fiscal 1997. This increase is attributable to the amortization of goodwill resulting from the acquisitions of the specialty stores.

Operating Income - Operating income increased 28.8% to $10.1 million in the first quarter of fiscal 1998 from $7.8 million in the first quarter of fiscal 1997. Operating income, as a percentage of net sales, decreased to 6.6% in the first quarter of fiscal 1998 from 8.4% in the first quarter of fiscal 1997 primarily due to the increase in store opening costs as well as increases in store operating and general and administrative expenses as outlined above.

Interest (Expense) Income, Net - Net interest expense was approximately
$602,000 in the first quarter of fiscal 1998, compared to net interest income of approximately $445,000 in the first quarter of fiscal 1997. The decrease was primarily due to the decrease in cash available for investment as a result of the financing of the acquisitions of the specialty stores and the cash requirements for opening 34 new superstores since February 1, 1997 and 20 new specialty stores from the respective acquisition dates.

Provision for Income Taxes - The Company's effective combined federal and state income tax rate increased to 38.5% in the quarter ending April 30, 1998 compared to 37.0% in the first quarter of the prior year. The increase in the effective tax rate resulted primarily from the impact in the prior year quarter of non-taxable interest income and the inclusion of non-deductible goodwill resulting from the acquisition of the specialty store division and the expansion into states with higher tax jurisdictions.

Net Income - As a result of the above factors, net income increased 11.8% to approximately $5.8 million in the first quarter of fiscal 1998 from $5.2 million in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are cash flows from operations and borrowings under its line of credit, which has recently been increased to $70 million, reducing to $40 million after September 6, 1998.
In addition, the Company's working capital was augmented by a portion of the proceeds of three public offerings of Common Stock in January and September 1995 and June 1996. The Company had working capital of $153.5 million and $155.5 million at April 30, 1998 and January 31, 1998, respectively. The principal use of cash has been to fund store operations and to purchase inventory, equipment and fixtures. During the first three months of fiscal 1998, the Company acquired approximately $12.3 million of property and equipment, including approximately $5.9 million to open new stores, approximately $3.8 million for improvements to existing stores, and approximately $2.6 million for corporate and store level management information systems. The Company's short-term operational cash requirements are not highly seasonal. The Company had approximately $5.6 million in cash and cash equivalents as of April 30, 1998.

  As of April 30, 1998, the Company had borrowed $26.7 million under its revolving bank line of credit. The line of credit, which expires July 1, 1999, permits the Company to borrow up to $70.0 million for general working capital purposes. Borrowings under the line of credit bear interest at a floating rate above LIBOR (7.2% at April 30, 1998) and are unsecured. The line of credit contains certain financial covenants and other restrictions. The Company also has several financing arrangements to finance certain store fixtures, point-of-sale ("POS") equipment and management information systems.

  Just For Feet's future capital requirements are primarily for the opening of new superstores and specialty stores. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and pre-opening costs, typically ranges from $1.5 million to $2.5 million, depending on the amount of vendor and landlord assistance. The Company estimates that the total cash required to open a 4,000 to 6,000 square foot specialty store ranges from $300,000 to $400,000. The Company currently expects to open approximately 25 superstores and approximately 25 to 35 specialty stores in fiscal 1998.

  Except as may be required pursuant to the Company's proposed acquisition of Sneaker Stadium, Inc. (see "Recent Events"), the Company is not currently planning any material major expenditures other than those mentioned above, and believes that internally generated funds, cash on hand, bank borrowings and additional future public offerings of securities will be adequate to fund its anticipated needs through at least the end of fiscal 1998.


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

RECENT EVENTS

  On June 6, 1998, the Company executed a non-binding letter of intent to acquire Sneaker Stadium, Inc., a privately held athletic retailer with 38 superstores located primarily in the Northeast and Mid-Atlantic states. The letter of intent provides that the Company will assume $43.0 million of existing Sneaker Stadium bank debt. In addition, if Sneaker Stadium attains certain future financial targets, the Company may make additional payments of up to $31.0 million on or after April 30, 2002. The Company intends to convert Sneaker Stadium stores to the Just For Feet name and format.

  Pursuant to a separate non-binding letter of intent also dated June 6, 1998, concurrently with and conditioned upon the acquisition of Sneaker Stadium, Thomas H. Lee Company, a Boston-based private equity firm that currently owns a controlling interest in Sneaker Stadium, will purchase from the Company an aggregate of 926,355 units, each unit consisting of one share of common stock of the Company and a warrant to purchase .997 of a share of common stock of the
Company at a purchase price of $21.59 per share.   The aggregate purchase price
for the units will be $20.0 million. Thereafter, Thomas H. Lee Company would be entitled to designate a member of the Company's Board of Directors.

  The closing of the transaction is conditional upon the satisfactory completion of due diligence, definitive documentation, expiration or early termination of the Hart-Scott-Rodino waiting period and the approval of Sneaker Stadium creditors.

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


                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

(a)  Exhibits.  The following exhibit has been  filed with this Report-

     10.5.1 Modification to increase the principal amount of the Master Revolving Promissory Note dated January 26, 1998 payable to Compass Bank to $70,000,000 from $40,000,000

(b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended April 30, 1998

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JUST FOR FEET, INC.



Dated:  June 12, 1998               By: /s/  Harold Ruttenberg
                                       -----------------------
                                       Harold Ruttenberg
                                       Chairman, President and Chief
                                       Executive Officer





Dated:  June 12, 1998               By: /s/  Eric L. Tyra
                                       ------------------
                                       Eric L. Tyra
                                       Executive Vice President and
                                       Chief Financial Officer