Form 10-Q
period 1998-07-31
JUST FOR FEET INC
filed 1998-09-14
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended                          Commission File Number:
       July 31, 1998                                        0-23570

                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware                                          52-2098043
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama                 35242
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (205) 408-3000
                                                      --------------------

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

                     Yes    X                         No
                         -------                         -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share                 31,176,810 shares
----------------------------------------          -----------------------------
               Class                               Outstanding at September 11,
                                                               1998

                         PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                          JULY 31,   JANUARY 31,
                                                                            1998        1998
                                                                         -----------------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 13,238     $ 82,490
  Accounts receivable                                                        17,332       15,840
  Merchandise inventories                                                   322,712      206,128
  Other                                                                      15,130        6,709
                                                                           --------     --------
         Total current assets                                               368,412      311,167

PROPERTY AND EQUIPMENT, NET                                                 113,577       94,529

REPURCHASED FRANCHISE RIGHTS, NET                                             2,823        2,913

GOODWILL, NET                                                                63,144       36,106

OTHER ASSETS                                                                  3,820        3,637
                                                                           --------     --------
                                                                           $551,776     $448,352
                                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                    $ 84,296     $ 90,667
  Accounts payable                                                          100,499       51,162
  Accrued expenses                                                           22,217        9,292
  Income taxes                                                                             1,363
  Current maturities of long-term obligations                                 4,058        3,222
                                                                           --------     --------
         Total current liabilities                                          211,070      155,706

LONG-TERM  OBLIGATIONS                                                       16,908       16,646

DEFERRED LEASE RENTALS                                                       11,754        7,212

DEFERRED INCOME TAXES                                                           662          704
                                                                           --------     --------
         Total liabilities                                                  240,394      180,268
                                                                           --------     --------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.0001 per share; 70,000 shares authorized;
      31,174, and 29,993 shares issued and outstanding at July 31, 1998
      and January 31, 1998, respectively                                          3            3
  Paid-in capital                                                           248,123      218,616
  Retained earnings                                                          63,256       49,465
                                                                           --------     --------
         Total shareholders' equity                                         311,382      268,084
                                                                           --------     --------

                                                                           $551,776     $448,352
                                                                           ========     ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JULY 31,                JULY 31,
                                                          --------------------    --------------------
                                                            1998       1997         1998        1997

Net sales                                                 $175,329    $112,369    $327,250    $205,172
Cost of sales                                               99,813      65,115     188,116     118,916
                                                          --------    --------    --------    --------
Gross profit                                                75,516      47,254     139,134      86,256
                                                          --------    --------    --------    --------

Franchise fees, royalties and other revenue                    288         269         596         477
                                                          --------    --------    --------    --------

Operating expenses:
 Store operating                                            53,004      32,444      97,760      59,641
 Store opening costs                                         1,890       2,012       5,243       3,072
 Amortization of intangibles                                   433         245         793         355
 General and administrative                                  5,782       4,910      11,181       7,945
                                                          --------    --------    --------    --------
   Total operating expenses                                 61,109      39,611     114,977      71,013
                                                          --------    --------    --------    --------

Operating income                                            14,695       7,912      24,753      15,720

Interest (expense) income, net                              (1,726)        (35)     (2,328)        410
                                                          --------    --------    --------    --------

Earnings before income taxes                                12,969       7,877      22,425      16,130
Provision for income taxes                                   4,993       3,072       8,634       6,124
                                                          --------    --------    --------    --------

Net earnings                                              $  7,976    $  4,805    $ 13,791    $ 10,006
                                                          ========    ========    ========    ========

EARNINGS PER SHARE:
 Basic                                                       $0.26       $0.16       $0.46       $0.34
                                                          ========    ========    ========    ========

 Diluted                                                     $0.25       $0.16       $0.44       $0.33
                                                          ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                      30,532      29,796      30,288      29,240
                                                          ========    ========    ========    ========

 Diluted                                                    32,199      30,881      31,686      30,231
                                                          ========    ========    ========    ========


The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                           JULY 31,
                                                                     --------------------
                                                                        1998       1997
OPERATING ACTIVITIES:
  Net earnings                                                        $ 13,791  $  10,006
    Adjustments to reconcile net earnings to
     net cash used in operating activities:
      Depreciation and amortization                                      6,420      3,511
      Deferred income taxes                                                (42)       149
      Deferred lease rentals                                             1,248      1,104
  Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1998 and 1997:
     Accounts receivable                                                (1,252)    (3,675)
     Merchandise inventories                                           (80,194)   (28,245)
     Other assets                                                        4,986       (994)
     Accounts payable                                                   35,015     (3,364)
     Accrued expenses                                                    2,548      6,000
     Income taxes                                                       (1,363)       846
                                                                      --------  ---------
       Net cash used by operating activities                           (18,843)   (14,662)
                                                                      --------  ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (23,614)   (22,046)
  Acquisitions, net of cash acquired                                      (199)   (25,302)
  Purchases of marketable securities                                              (14,537)
  Maturities and sales of marketable securities                                    39,876
                                                                      --------  ---------
    Net cash used for investing activities                             (23,813)   (22,009)
                                                                      --------  ---------

FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                              (49,369)  (100,000)
  Borrowings of long-term obligations                                    1,700      5,429
  Principal payments on long-term obligations                           (1,723)      (885)
  Proceeds from issuance of common stock                                20,000
  Proceeds from exercise of options                                      2,796        690
                                                                      --------  ---------
    Net cash used in financing activities                              (26,596)   (94,766)
                                                                      --------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (69,252)  (131,437)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          82,490    138,785
                                                                      --------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 13,238  $   7,348
                                                                      ========  =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which Just For Feet, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

SHORT-TERM BORROWINGS
The Company has an unsecured line of credit with a bank which has recently been increased to $70 million, reducing to $40 million after October 31, 1998, and expiring July 1, 1999. The Company also had $43 million outstanding on a bank term loan which bears interest at a floating rate above LIBOR (7.2% at July 31, 1998) due October 31, 1998.

FISCAL YEAR
The Company's fiscal year ends on January 31. References to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1998" began on February 1, 1998 and will end on January 31, 1999.

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

These acquisitions have been accounted for as purchases and, accordingly, each purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. The excess of the aggregate purchase prices over the fair market value of net assets acquired is being amortized over 30 years. The accompanying consolidated statements of earnings for the three and six months ended July 31, 1997 includes the results of operations of Athletic Attic and Imperial Sports (collectively "the specialty store division") from their respective acquisition dates.

On July 2, 1998, the Company acquired all of the outstanding stock of Sneaker Stadium, Inc. ("Sneaker") for nominal cash consideration and assumed $43.0 million of existing bank debt. Such debt was immediately paid off with the proceeds of a term loan by the Company. The Company will make additional payments of up to $33.0 million after April 2002 to certain specified former lenders of Sneaker, if the acquired Sneaker Stadium stores attain certain financial targets. Such additional payments, if required, will be accounted for as additional consideration for the acquisition. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair market value of net assets acquired is being amortized over 30 years. The estimated fair values of assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition date and may be adjusted as more information is obtained. These estimates are summarized as follows (in thousands):

     Cash                                     $  2,476
     Accounts receivable                           240
     Merchandise inventories                    36,390
     Property and equipment                      1,174
     Other assets                               13,665
     Goodwill                                   27,475
     Accounts payable and accrued expenses     (24,773)
     Interest bearing debt                     (43,000)
     Other liabilities                          (4,261)
                                              --------
                                              $  9,386
                                              ========

     Consideration consisted of:
      Cash (principally for direct
       acquisition costs)                     $  2,675
      Warrants issued                            6,711
                                              --------
                                              $  9,386
                                              ========

Concurrent with and as a condition of the Company's acquisition of Sneaker, an affiliate of Thomas H. Lee Company ("THL"), a firm which owned a controlling interest in Sneaker, purchased from the Company an aggregate of 926,355 units, each consisting of one share of the Company's common stock and a warrant to purchase 0.997 of a share of the Company's common stock at a purchase price of $21.59 per share. The aggregate purchase price for the units was $20.0 million. The warrants' estimated fair market value on July 2, 1998 was $6.7 million which, for accounting purposes, was considered a part of the consideration paid by the Company for Sneaker.

The accompanying consolidated statement of earnings for the three and six months ended July 31, 1998 includes the results of operations of Sneaker Stadium from its acquisition date.

The following unaudited pro forma consolidated results of operations for the six month periods ended July 31, 1998 and 1997 assume the Sneaker Stadium acquisition occurred as of February 1, 1997 (in thousands, except per share amounts):

                         1998      1997
                       --------  --------

Net sales              $392,373  $267,407
Net earnings             10,020     7,110
Earnings per share:
  Basic                $   0.32  $   0.24
  Diluted              $   0.31  $   0.23

The pro forma results are not necessarily indicative of the results of the Company had the Sneaker acquisition occurred at the beginning of the periods
presented, nor necessarily indicative of the results of future operations.   The
acquisitions of the specialty stores would not have a material effect on the 1997 pro forma results.

NOTE 3 - NEW ACCOUNTING STANDARDS

The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income in fiscal 1998. However, the Company has no components of comprehensive income requiring special treatment under SFAS No. 130. The Company is also required to adopt SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information in fiscal 1998. Because the Company operates solely in the retail athletic footwear and apparel industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting.

In April 1998 the Financial Accounting Standards Board issued Statement of Position No. 98-5 Reporting on the Cost of Start-Up Activities (the "SOP") which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The SOP is effective for years beginning after December 15, 1998. If the SOP had been adopted for the six months ended July 31, 1998, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the three month period ended July 31, 1998 would have been to increase operating expenses by approximately $470,000 and decrease net income by approximately $290,000 ($0.01 per basic and diluted share). The effect on the six month period ended July 31, 1998 would have been to increase operating expenses by approximately $370,000 and decrease net income by approximately $225,000 ($0.01 per basic and diluted share).

NOTE 4 - LITIGATION

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates retail stores in the brand-name athletic and outdoor footwear and apparel market. The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. As a result of the success and high sales volume generated by the larger store format, the Company has focused on developing and refining its superstore concept. There were 101 Just For Feet superstores at July 31, 1998, operating in 21 states and Puerto Rico, including eleven stores operated by Just For Feet's only superstore franchisee. The Company's fiscal year ends on January 31. References to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1998" began on February 1, 1998 and will end on January 31, 1999.

     Of the 90 Company operated Just For Feet superstores, 17 superstores were opened in the first six months of fiscal 1998. The Company expects to open approximately 25 superstores during fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

     On July 2, 1998, the Company acquired Sneaker Stadium, Inc. ("Sneaker"), an operator of 39 athletic footwear and apparel superstores located primarily in the Northeast and Mid-Atlantic regions of the United States. It is the Company's intention to convert the acquired superstores to the Just For Feet format and systems over the next nine months and to close the corporate headquarters of Sneaker Stadium and consolidate all operations into the Company's Birmingham, Alabama headquarters. In connection with the acquisition, Just For Feet assumed $43.0 million of existing Sneaker Stadium debt and, if the acquired Sneaker Stadium stores attain certain future financial targets, the Company will make additional payments of up to $33.0 million on or after April 30, 2002.

     The Sneaker acquisition has been accounted for as a purchase and accordingly, the results of operations are included in the consolidated statement of earnings as of the acquisition date. Acquired stores that are to be remodeled and integrated into the Company's operations must be closed during the remodeling period. During such remodeling period, the Company will continue to incur rent and other store operating expenses, including salaries and wages, without generating any sales. These expenses, which would otherwise be recognized as store operating costs, will be principally deferred and recognized as store opening costs in the month in which each remodeled store reopens for business. These conditions may affect the Company's profitability for such periods and the comparability of the Company's results of operations for the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 as compared to the same periods for fiscal 1997 and 1998.

     Concurrent with the Company's acquisition of Sneaker, Thomas H. Lee Company ("THL"), a firm which owned a controlling interest in Sneaker, through an affiliated entity purchased from the Company 926,355 shares of common stock and a warrant to purchase an additional 923,591 shares of common stock at an exercise price of $21.59 per share, for a total investment of $20.0 million. The warrants' estimated fair market value on July 2, 1998 was $6.7 million and, for accounting purposes, the warrants were considered a part of the consideration paid by the Company for Sneaker Stadium. In addition, THL became entitled to designate one member of the Board of Directors.

     As part of its long-term growth strategy, the Company entered the specialty store segment of the athletic and outdoor footwear and apparel market in fiscal 1997 through the acquisitions of Athletic Attic and Imperial Sports, which are now operated as the specialty store division of the Company. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statements of earnings from their respective acquisition dates. At July 31, 1998, there were 109 Company-owned and 44 franchised specialty stores in 21 states and Puerto Rico. The Company anticipates opening approximately 40 specialty stores during fiscal 1998.

     In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three and six month periods ended July 31, 1998, comparable store sales increased 2.2% and 2.8%, respectively as compared to 4.0% and 4.5% for the same periods last year. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The first quarter of fiscal 1998 was the first quarter that the Company included the specialty stores in the comparable store sales base.

In April 1998, the Financial Accounting Standards Board issued Statement of Position No. 98-5 Reporting on the Cost of Start-up Activities (the "SOP") which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The SOP is effective for years beginning after December 15, 1998. If the SOP had been adopted for the six months ended July 31, 1998, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the three month period ended July 31, 1998 would have been to increase operating expenses by approximately $470,000 and decrease net income by approximately $290,000 ($0.01 per basic and diluted share). The effect on the six month period ended July 31, 1998 would have been to increase operating expenses by approximately $370,000 and decrease net income by approximately $225,000 ($0.01 per basic and diluted share).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JULY 31,             JULY 31,
                                                           1998      1997        1998     1997
                                                         -------------------  -----------------
Net sales                                                 100.0%     100.0%     100.0%  100.0%
Cost of sales                                              56.9       57.9       57.5    58.0
                                                          -----      -----      -----   -----
 Gross profit                                              43.1       42.1       42.5    42.0
Franchise fees, royalties and other revenue                 0.2        0.2        0.2     0.2
Operating expenses:
 Store operating                                           30.2       28.9       29.9    29.0
 Store opening costs                                        1.1        1.8        1.6     1.4
 Amortization of intangibles                                0.3        0.2        0.2     0.2
 General and administrative                                 3.3        4.4        3.4     3.9
                                                          -----      -----      -----   -----
Operating income                                            8.4        7.0        7.6     7.7
Interest (expense) income, net                             (1.0)       0.0       (0.7)    0.2
                                                          -----      -----      -----   -----
Earnings before income taxes                                7.4        7.0        6.9     7.9
Provision for income taxes                                  2.8        2.7        2.6     3.0
                                                          -----      -----      -----   -----
 Net earnings                                               4.6%       4.3%       4.3%    4.9%
                                                          =====      =====      =====   =====


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

Net Sales - Net sales increased approximately $62.9 million, or approximately 56.0%, to $175.3 million in the second quarter of fiscal 1998 compared to net sales of $112.4 million for the second quarter of fiscal 1997. This increase was primarily attributable to 29 new superstores and 24 new specialty stores opened since July 31, 1997, an increase in comparable store sales of 2.2% and additional sales of $16.9 million from the Sneaker Stadium superstores acquired in July 1998. The calculation of comparable store sales included 54 superstores and 78 specialty stores at July 31, 1998. The acquisitions of Sneaker Stadium on July 2, 1998 and the specialty stores (Athletic Attic on March 17, 1997 and Imperial Sports on May 14, 1997) have been accounted for as purchases and accordingly, the results of operations of those businesses are included in the Company's consolidated statement of earnings from their respective acquisition dates.

Gross Profit - Gross profit for the second quarter of fiscal 1998 increased 59.8% to $75.5 million from $47.3 million in the prior year comparable period, primarily as a result of increased sales. As a percentage of net sales, gross profit for the second quarter of fiscal 1998 increased to 43.1% from 42.1% for the second quarter of fiscal 1997.

Store Operating Expenses. Store operating expenses increased $20.6 million or approximately 63.4% to $53.0 million in the second quarter of fiscal 1998 from $32.4 million in the second quarter of fiscal 1997. The increase was primarily attributable to the operating expenses of the 29 new superstores and 24 new specialty stores opened since July 31, 1997, as well as the operating expenses of the 39 Sneaker Stadium stores acquired in July 1998. As a percentage of net sales, store operating expenses increased to 30.2% for the three month period ended July 31, 1998 from 28.9% for the three month period ended July 31, 1997 primarily as a result of increased superstore regional management payroll and related expenses and the increase in superstore level payroll as a result of the impact of the minimum wage increases in September 1996 and 1997, as well as the higher store operating cost structure of the specialty stores.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs remained relatively constant at approximately $1.9 million and $2.0 million in the second quarters of fiscal
1998 and 1997, respectively.   The Company opened six new superstores and nine
new specialty stores in the second quarter of fiscal 1998 as compared to seven new superstores in the second quarter of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased approximately $900,000, or 17.8%, to $5.8 million in the second quarter of fiscal 1998 from $4.9 million in the second quarter of fiscal 1997. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth and the higher general and administrative expenses as a percentage of net sales for the specialty store division. As a percentage of net sales, general and administrative expenses decreased to approximately 3.3% in the second quarter of fiscal 1998 from approximately 4.4% in the second quarter of fiscal 1997, due primarily to the increase in sales and the consolidation of the specialty store division.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $433,000 for the second quarter of fiscal 1998 from approximately $245,000 in the second quarter of fiscal 1997. This increase is attributable to the amortization of goodwill resulting from the acquisitions of the specialty stores and Sneaker Stadium.

Operating Income. Operating income increased 85.7% to $14.7 million in the second quarter of fiscal 1998 from $7.9 million in the second quarter of fiscal 1997. Operating income, as a percentage of net sales, increased to 8.4% in the second quarter of fiscal 1998 from 7.0% in the second quarter of fiscal 1997 primarily due to the increase in gross profit and decreases in store opening and general and administrative expenses as a percentage of net sales, as outlined above.

Interest Expense/Income, Net. Net interest expense was approximately $1.7 million in the second quarter of fiscal 1998, compared to net interest expense of approximately $35,000 in the second quarter of fiscal 1997. The increase in net interest expense was primarily due to the increase in debt to fund the acquisition of Sneaker Stadium in July 1998 and Imperial Sports in May 1997 and to fund the cash requirements for opening 29 new superstores and 24 new specialty stores since July 31, 1997.

Provision for Income Taxes. The Company's effective combined federal and state income tax rate decreased to 38.5% in the quarter ending July 31, 1998 compared to 39.0% in the second quarter of the prior year.

Net Income. As a result of the above factors, net income increased approximately 66.0% to $8.0 million in the second quarter of fiscal 1998 from $4.8 million in the second quarter of fiscal 1997.

SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997

Net Sales - Net sales increased $122.1 million, or approximately 59.5%, to $327.3 million in the first six months of fiscal 1998 compared to net sales of $205.2 million for the first six months of fiscal 1997. This increase was primarily attributable to 29 new superstores and 24 new specialty stores opened since July 31, 1997, an increase in comparable store sales of 2.8%, and additional sales of $16.9 million from the Sneaker Stadium superstores acquired in July 1998. The calculation of comparable store sales included 54 superstores and 78 specialty stores at July 31, 1998. Athletic Attic was acquired on March 17, 1997, Imperial Sports was acquired on May 14, 1997 and Sneaker Stadium was acquired on July 2, 1998. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statement of earnings from their respective acquisition dates.

Gross Profit - Gross profit increased 61.3% to $139.1 million for the first six months in fiscal 1998 from $86.3 million for the first six months of fiscal 1997 primarily as a result of increased sales. As a percentage of net sales, gross profit was 42.5% and 42.0% for the first six months in fiscal 1998 and 1997, respectively.

Store Operating Expenses. Store operating expenses increased approximately 63.9% to $97.8 million in the first six months of fiscal 1998 from $59.6 million in the first six months of fiscal 1997. The increase was primarily attributable to the operating expenses of the 29 new superstores and 24 new specialty stores opened since July 31, 1997, and the operating expenses of the Sneaker Stadium stores acquired in July 1998. As a percentage of net sales, store operating expenses increased to 29.9% for the six month period ended July 31, 1998 from 29.0% for the first six months of fiscal 1997 primarily as a result of increased superstore regional management payroll and related expenses and the increase in superstore level payroll as a result of the impact of the minimum wage increase in September 1997, as well as the higher store operating cost structure at the specialty store group.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. Seventeen superstores and 19 specialty stores were opened in the six month period ended July 31, 1998 compared to 11 superstores opened in the six month period ended July 31, 1997. These costs increased approximately $2.1 million to approximately $5.2 million in the first six months of fiscal 1998 from approximately $3.1 million in the first six months of fiscal 1997.

General and Administrative Expenses. General and administrative expenses increased to $11.2 million, or approximately 40.7%, in the first six months of fiscal 1998 from $7.9 million in the first six months of fiscal 1997. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth and the higher general and administrative expenses as a percentage of net sales for the specialty store division. As a percentage of net sales, general and administrative expenses decreased to approximately 3.4% in the first six months of fiscal 1998 from approximately 3.9% in the first six months of fiscal 1997 primarily due to the increase in sales and the consolidation of the specialty store division.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $793,000 for the first six months of fiscal 1998 from approximately $355,000 for the first six months of fiscal 1997. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium.

Operating Income. Operating income increased to approximately $24.8 million in the first six months of fiscal 1998 from approximately $15.7 million in the first six months of fiscal 1997. Operating income, as a percentage of net sales, remained relatively constant at 7.6% and 7.7% for the first six months of fiscal 1998 and 1997, respectively.

Net Interest Income/Expense. Net interest expense was approximately $2.3 million in the first six months of fiscal 1998, compared to net interest income of approximately $410,000 in the first six months of fiscal 1997. The increase in net interest expense was primarily due to the increase in debt to fund the acquisitions of Sneaker Stadium in July 1998 and Imperial Sports in May 1997 and to fund the cash requirements for opening 29 new superstores and 24 new specialty stores since July 31, 1997.

Provision for Income Taxes. The Company's effective combined federal and state income tax rate increased to 38.5% for the six months ending July 31, 1998 versus 38.0% for the six months ending July 31, 1997. The increase in the effective tax rate resulted primarily from the impact in the prior year period of non-taxable interest income and the inclusion of non-deductible goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium and the expansion into states with higher income tax rates.

Net Income. As a result of the above factors, net income increased approximately 37.8% to $13.8 million in the first six months of fiscal 1998 from net income of $10.0 million in the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are cash flows from operations and borrowings under its line of credit and other credit facilities. The Company had working capital of $157.3 million and $155.5 million at July 31, 1998 and January 31, 1998, respectively. The principal use of cash has been to fund store operations and to purchase inventory, equipment and fixtures. During the first six months of fiscal 1998, the Company acquired approximately $23.6 million of property and equipment, including approximately $13.0 million to open new stores, approximately $7.5 million for improvements to existing stores, and approximately $3.1 million for corporate additions and improvements. The Company's short-term operational cash requirements are not highly seasonal. The Company had approximately $13.2 million in cash and cash equivalents as of July 31, 1998.

  On July 2, 1998, the Company consummated the private placement of 926,355 shares of common stock and warrants to purchase an additional 923,591 shares of common stock to an affiliate of Thomas H. Lee Company ("THL"), one of the former owners of Sneaker Stadium. The warrants are exercisable at any time at a price of $21.59 per share. The Company received $20.0 million from such private placement.

  As of July 31, 1998, the Company had borrowed $41.3 million under its revolving bank line of credit. The line of credit, which expires July 1, 1999, permits the Company to borrow up to $70.0 million (which will be reduced to $40.0 million after October 31, 1998) for general working capital purposes. Borrowings under the line of credit bear interest at a floating rate above LIBOR (7.2% at July 31, 1998) and are unsecured. The line of credit contains certain financial covenants and other restrictions.

  On June 30, 1998, the Company obtained a $43.0 million term loan from a bank which was used to fund the purchase of Sneaker Stadium. The term loan, which matures on October 31, 1998, bears interest at a floating rate above LIBOR (7.2% at July 31, 1998), and is unsecured. The term loan contains certain financial covenants and other restrictions.

  The Company intends to refinance the revolving bank line of credit and the bank term loan prior to October 31, 1998.

  The Company also has several arrangements to finance certain store fixtures, point-of-sale ("POS") equipment and management information systems.

  Just For Feet's future capital requirements are primarily for the opening of new superstores and specialty stores and the conversion of existing Sneaker Stadium stores to the Just For Feet format and operating systems. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.5 to $2.5 million, depending on the amount of vendor and landlord assistance. The Company estimates that the total cash required to open a 4,000 to 6,000 square foot specialty store ranges from $300,000 to $400,000. The Company currently expects to open approximately 25 new superstores and approximately 40 new specialty stores in fiscal 1998. The Company estimates the cost to remodel a Sneaker Stadium superstore to be approximately $500,000. The Company plans to increase the average inventory at these stores from approximately $1.3 million prior to remodeling to approximately $1.8 million at their reopening.

  The Company is not currently planning any material major expenditures other than those mentioned above, and believes that internally generated funds, cash on hand and existing or additional bank borrowings will be adequate to fund its anticipated needs through at least the end of fiscal 1998.

SEASONALITY

  The Company does not experience significant seasonal fluctuations in its business. However, the highest sales periods for the Company are the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower gross margins during January, February, September and October due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate materially depending on the timing of new store openings and related store opening expenses, net sales contributed by new stores and increases or decreases in comparable store sales.

IMPACT OF INFLATION

  The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

YEAR 2000

  The Company has established policies and procedures to coordinate changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the Year 2000 and beyond. The Company has also assessed its hardware and software systems' Year 2000 compliance. Based on this assessment, management believes that all of such systems are either currently Year 2000 compliant or will be compliant by mid-1999.

  There can be no assurance, however, that computer systems operated by third parties, including vendors, credit card transaction processors and financial institutions with which the Company's systems interface , will continue to interface properly with the Company's system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company is currently developing vendor surveys and certification requests to assess the Year 2000 compliance of its major vendors. The Company has not developed a contingency plan but will do so, if deemed necessary, upon completion of its assessment of vendor readiness with regard to the Year 2000 issue. Management currently estimates that the total cost of achieving Year 2000 compliance and of assessing major vendor compliance will not exceed $500,000. Any failure of the Company's computer system or those of certain third parties to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

  This filing contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this filing and the Company's other filings with the Securities and Exchange Commission ("SEC") and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) the timing, magnitude and costs of the Company's entry into the smaller specialty store market of the industry; (ii) the Company's expansion plans;
(iii) the Company's ability to successfully convert Sneaker Stadium superstores to Just For Feet superstores; (iv) potential acquisitions by the Company; (v) trends affecting the Company's financial condition or results of operations; and
(vi) the Company's business and growth strategies. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The information contained in this filing and the Company's other filings with the SEC, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies important factors that could cause such differences.

PART II

ITEM 2. CHANGES IN SECURITIES.
------- ----------------------

(a.) At the Company's Annual Meeting of Shareholders held on June 26, 1998, the Company's shareholders approved the reincorporation of the Company from Alabama to Delaware. As a part of the reincorporation, the shareholders approved a new Certificate of Incorporation and Bylaws which differed in many respects from the Company's former Articles of Incorporation and Bylaws. The significant differences were described in detail in the Company's Proxy Statement relating to the 1998 Annual Meeting and included, without limitation, the elimination of the right of shareholders to call a special meeting and the requirement of supermajority shareholder approval to amend certain provisions of the new Bylaws. For a detailed description of the new Certificate of Incorporation and Bylaws and their effect on the rights of holders of the Company's common stock, see the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

(c.) On July 2, 1998, the Company acquired Sneaker Stadium, Inc. ("Sneaker"), an operator of 39 athletic footwear and apparel superstores. Concurrently with and as a condition to the acquisition, an affiliate of Thomas H. Lee Company ("THL"), a firm which owned a controlling interest in Sneaker, purchased from the Company 926,355 units, each consisting of one share of the Company's common stock and a warrant to purchase 0.997 of a share of the Company's common stock, at a purchase price of $21.59 per share. The aggregate purchase price for the units was $20.0 million. The issuance of such securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the securities, when issued, bore a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

  On June 26, 1998, the Company held its 1998 Annual Meeting of Shareholders.
At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Harold Ruttenberg, Bart Starr, Sr., Michael P. Lazarus, Randall L. Haines, David F. Bellett and Edward S. Croft, III. The number of votes cast for and against the election of each nominee for director was as follows:

                                                         AGAINST/
                                                         WITHHOLD
      Director                            FOR            AUTHORITY
      --------                            ---            ---------

  Harold Ruttenberg.................   26,312,974          384,801
  Bart Starr,  Sr...................   25,674,352        1,023,423
  Michael P. Lazarus................   26,310,511          387,264
  Randall L. Haines.................   26,310,511          387,264
  David F. Bellett..................   26,310,661          387,114
  Edward C. Croft  III..............   26,310,511          387,264

  In addition, the Company's shareholders ratified an amendment to the Company's amended and restated Articles of Incorporation which increased the Company's authorized capital stock and eliminated a previously authorized class of preferred stock which was no longer outstanding. The number of votes cast in favor of the ratification was 25,475,704 and the number of votes cast against the ratification was 1,055,440. There were 28,718 abstentions.

  In addition, the Company's shareholders approved a proposal to change the Company's state of incorporation from Alabama to Delaware through the merger of the Company into a wholly owned subsidiary of the Company. The number of votes cast in favor of the reincorporation was 21,614,541 and the number of votes cast against the reincorporation was 1,138,898. There were 20,307 abstentions.

ITEM 5. OTHER INFORMATION.
------- ------------------

     As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, any shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company by December 26, 1998, in order to be considered for inclusion in the proxy statement and form of proxy for that meeting.

     Any shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than March 10, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
------- ---------------------------------

    (a)  Exhibits.  The following exhibits have been filed with this Report:

          3(i) - Certificate of Incorporation.

          3(ii) - Bylaws.

          10.5.2 - Modification to extend the term from September 6, 1998 to October 31, 1998 of the increase in the principal amount of the Master Revolving Promissory Note dated January 26, 1998 payable to Compass Bank from $40,000,000 to $70,000,000 million.

          10.17 - Bank Term Note for $43 million, dated June 28, 1998.

    (b) Reports on Form 8-K. One Report on Form 8-K was filed during the three months ended July 31, 1998. On July 14, 1998, the Company filed a Current Report on Form 8-K relating to the acquisition by the Company of Sneaker Stadium, Inc. On July 27, 1998 the Company amended such Form 8-K through the filing of a Current Report on Form 8-K/A which included
         (a) financial statements of Business Acquired and (b) Pro-Forma Financial Information relative to the acquisition.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JUST FOR FEET, INC.



Dated:  September 14, 1998          By: /s/  Harold Ruttenberg
                                       ---------------------------
                                    Harold Ruttenberg
                                    Chairman, President and Chief
                                    Executive Officer



Dated: September 14, 1998           By: /s/  Eric L. Tyra
                                       ---------------------------
                                    Eric L. Tyra
                                    Executive Vice President and
                                    Chief Financial Officer