Form 10-Q
period 1998-10-31
JUST FOR FEET INC
filed 1998-12-15
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended               Commission File Number:
    October 31, 1998                               0-23570

                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Delaware                                       52-2098043
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama                 35242
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (205) 408-3000
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

        Yes    X                         No
            -------                         ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share              31,195,722 shares
----------------------------------------      --------------------------------
               Class                          Outstanding at December 11, 1998

                         PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------
                                                                           October 31,   January 31,
                                                                              1998          1998
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  6,896      $ 82,490
  Accounts receivable                                                          16,641        15,840
  Merchandise inventories                                                     342,186       206,128
  Other                                                                        18,827         6,709
                                                                             --------      --------
          Total current assets                                                384,550       311,167

PROPERTY AND EQUIPMENT, NET                                                   129,035        94,529

REPURCHASED FRANCHISE RIGHTS, NET                                               2,778         2,913

GOODWILL, NET                                                                  68,557        36,106

OTHER ASSETS                                                                    4,506         3,637
                                                                             --------      --------
                                                                             $589,426      $448,352
                                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                    $ 90,667
  Accounts payable                                                           $ 60,826        51,162
  Accrued expenses                                                             42,593         9,292
  Income taxes                                                                                1,363
  Current maturities of long-term obligations                                   5,732         3,222
                                                                             --------      --------
          Total current liabilities                                           109,151       155,706

LONG-TERM  OBLIGATIONS                                                        145,708        16,646

DEFERRED LEASE RENTALS                                                         12,429         7,212

DEFERRED INCOME TAXES                                                             648           704
                                                                             --------      --------
          Total liabilities                                                   267,936       180,268
                                                                             --------      --------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.0001 per share; 70,000 shares authorized;
      31,181 and 29,993 shares issued and outstanding at October 31, 1998
      and January 31, 1998, respectively                                            3             3
  Paid-in capital                                                             248,191       218,616
  Retained earnings                                                            73,296        49,465
                                                                             --------      --------
          Total shareholders' equity                                          321,490       268,084
                                                                             --------      --------
                                                                             $589,426      $448,352
                                                                             ========      ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                     Three Months Ended             Nine Months Ended
                                                         October 31,                   October 31,
                                                   -----------------------------------------------------
                                                     1998           1997           1998           1997
Net sales                                          $226,008       $131,033       $553,258       $336,205
Cost of sales                                       134,861         77,466        322,977        196,382
                                                   --------       --------       --------       --------
Gross profit                                         91,147         53,567        230,281        139,823
                                                   --------       --------       --------       --------
Franchise fees, royalties and other revenue             405            284          1,001            762
                                                   --------       --------       --------       --------
Operating expenses:
  Store operating                                    64,798         37,922        162,558         97,563
  Store opening costs                                 1,403          1,538          6,646          4,610
  Amortization of intangibles                           655            380          1,449            706
  General and administrative                          6,181          5,094         17,362         13,068
                                                   --------       --------       --------       --------
      Total operating expenses                       73,037         44,934        188,015        115,947
                                                   --------       --------       --------       --------

Operating income                                     18,515          8,917         43,267         24,638

Interest (expense) income, net                       (2,189)          (104)        (4,517)           305
                                                   --------       --------       --------       --------
Earnings before income taxes                         16,326          8,813         38,750         24,943
Provision for income taxes                            6,286          3,437         14,919          9,561
                                                   --------       --------       --------       --------
Net earnings                                       $ 10,040       $  5,376       $ 23,831       $ 15,382
                                                   ========       ========       ========       ========
EARNINGS PER SHARE:
  Basic                                            $   0.32       $   0.18       $   0.78       $   0.52
                                                   ========       ========       ========       ========
  Diluted                                          $   0.32       $   0.18       $   0.75       $   0.51
                                                   ========       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              31,180         29,984         30,585         29,489
                                                   ========       ========       ========       ========
  Diluted                                            31,795         30,611         31,722         30,358
                                                   ========       ========       ========       ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                                            October 31,
                                                                                  ------------------------------
                                                                                     1998                 1997
OPERATING ACTIVITIES:
 Net earnings                                                                     $  23,831            $  15,382
 Adjustments to reconcile net earnings to
  net cash used in operating activities:
   Depreciation and amortization                                                     11,147                6,079
   Deferred income taxes                                                                (56)                (229)
   Deferred lease rentals                                                             1,922                2,036
 Changes in assets and liabilities providing (using) cash, net of effects of acquisitions in 1998 and 1997:
   Accounts receivable                                                                 (561)              (5,147)
   Merchandise inventories                                                         (108,471)             (18,559)
   Other assets                                                                       4,382               (4,710)
   Accounts payable                                                                  (4,958)             (23,963)
   Accrued expenses                                                                  22,725                4,824
   Income taxes                                                                      (1,362)               3,266
                                                                                  ---------            ---------
    Net cash used by operating activities                                           (51,401)             (21,021)
                                                                                  ---------            ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (43,642)             (31,649)
 Acquisitions, net of cash acquired                                                    (199)             (25,521)
 Purchases of marketable securities                                                                      (14,726)
 Maturities and sales of marketable securities                                                            47,564
                                                                                  ---------            ---------
    Net cash used for investing activities                                          (43,841)             (24,332)
                                                                                  ---------            ---------
FINANCING ACTIVITIES:
 Repayments under financing agreements, net                                         (12,010)             (99,462)
 Borrowings of long-term obligations, net                                            11,690               11,848
 Principal payments on long-term obligations                                         (2,895)              (2,140)
 Proceeds from issuance of common stock                                              20,000
 Proceeds from exercise of options                                                    2,863                  783
                                                                                  ---------            ---------
    Net cash provided by (used in) financing activities                              19,648              (88,971)
                                                                                  ---------            ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                          (75,594)            (134,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       82,490              138,785
                                                                                  ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   6,896            $   4,461
                                                                                  =========            =========

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

The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year ending January 31, 1999. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

CREDIT FACILITIES WITH BANKS

At October 31, 1998, the Company had unsecured revolving credit lines with banks aggregating $133 million due December 31, 1998, which bore interest at floating rates above LIBOR (6.4% to 7.3% at October 31, 1998) under which $121.7 million was outstanding at October 31 1998.

On December 10, 1998, the Company obtained a $200 million revolving senior credit facility (the "Facility") from a syndicate of banks. The Facility terminates on December 10, 2001, bears interest at a floating rate above either prime or LIBOR, is guaranteed and secured by the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary and is subject to certain restrictive covenants. On December 14, 1998, the Company used this Facility to repay amounts outstanding under the Company's other revolving bank lines. Accordingly, such amounts have been classified as long-term obligations in the accompanying consolidated balance sheet at October 31, 1998.

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

These acquisitions have been accounted for as purchases and, accordingly, each purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. The excess of the aggregate purchase prices over the fair market value of net assets acquired is being amortized over 30 years. The accompanying consolidated statements of earnings for the three and nine months ended October 31, 1997 includes the results of operations of Athletic Attic and Imperial Sports (collectively "the specialty store division") from their respective acquisition dates.

On July 2, 1998, the Company acquired all of the outstanding stock of Sneaker Stadium, Inc. ("Sneaker") for nominal cash consideration and the assumption of $43.0 million of existing bank debt. Such debt was immediately paid off with the proceeds of a term loan by the Company. The Company will make additional payments of up to $33.0 million after April 2002 to certain specified former lenders of Sneaker, if the acquired Sneaker Stadium stores attain certain financial targets. Such additional payments, if required, will be accounted for as additional consideration for the acquisition. The acquisition has been accounted for as a purchase and accordingly the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair market value of net assets acquired is being amortized over 30 years. The estimated fair values of assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition date and may be adjusted as more information is obtained.

These estimates are summarized as follows (in thousands):


     Cash                                                $  2,476
     Accounts receivable                                      240
     Merchandise inventories                               27,587
     Property and equipment                                   674
     Other assets                                          17,444
     Goodwill                                              33,499
     Accounts payable and accrued expenses                (25,273)
     Interest bearing debt                                (43,000)
     Other liabilities                                     (4,261)
                                                         --------
                                                         $  9,386
                                                         ========

     Consideration consisted of:
      Cash (principally for direct acquisition costs)    $  2,675
      Warrants issued                                       6,711
                                                         --------
                                                         $  9,386
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

The accompanying consolidated statement of earnings for the three and nine months ended October 31, 1998 includes the results of operations of Sneaker Stadium from its acquisition date.

The following unaudited pro forma consolidated results of operations for the nine month periods ended October 31, 1998 and 1997 assume the Sneaker Stadium acquisition occurred as of February 1, 1997 (in thousands, except per share amounts):

                         1998                     1997
                       --------                 --------

Net sales              $618,381                 $438,508
Net earnings             19,960                    9,963
Earnings per share:
  Basic                $   0.63                 $   0.33
  Diluted              $   0.61                 $   0.32


The pro forma results are not necessarily indicative of the results of the Company had the Sneaker acquisition occurred at the beginning of the periods
presented, nor necessarily indicative of the results of future operations.   The
acquisitions of the specialty stores would not have a material effect on the 1997 pro forma results.

NOTE 3 - NEW ACCOUNTING STANDARDS


The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information in fiscal 1998. Because the Company operates solely in the retail athletic footwear and apparel industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in fiscal 2000. The Company's management has not determined the effect of SFAS No. 133 on its financial statements.

In April 1998 the Financial Accounting Standards Board issued Statement of Position No. 98-5 (the "SOP") Reporting on the Cost of Start-Up Activities which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The SOP is effective for years beginning after December 15, 1998. If the SOP had been adopted for the nine months ended October 31, 1998, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the three month period ended October 31, 1998 would have been to increase operating expenses by approximately $2,660,000 and decrease net income by approximately $1,635,000 ($0.05 per basic and diluted share). The effect on the nine month period ended October 31, 1998 would have been to increase operating expenses by approximately $3,030,000 and decrease net income by approximately $1,865,000 ($0.06 per basic and diluted share).


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


  The Company operates retail stores in the brand-name athletic and outdoor footwear and apparel market. The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. There were 145 Just For Feet superstores at October 31, 1998, operating in 27 states and Puerto Rico, including 94 opened by the Company, 39 acquired Sneaker Stadium superstores and 12 stores operated by Just For Feet's only superstore franchisee. The Company's fiscal year ends on January 31. References to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1998" began on February 1, 1998 and will end on January 31, 1999.

  Of the 94 Company opened Just For Feet superstores, 21 superstores were opened in the first nine months of fiscal 1998. The Company expects to open a total of approximately 25 new superstores and 24 remodeled former Sneaker Stadium superstores during fiscal 1998. The Company may accelerate the opening of new stores in any one fiscal quarter.

  On July 2, 1998, the Company acquired Sneaker Stadium, Inc. ("Sneaker"), an operator of 39 athletic footwear and apparel superstores located primarily in the Northeast and Mid-Atlantic regions of the United States. It is the Company's intention to convert the acquired superstores to the Just For Feet format and systems over the subsequent nine months and to close the corporate headquarters of Sneaker Stadium and consolidate all operations into the Company's Birmingham, Alabama headquarters. In connection with the acquisition, Just For Feet assumed $43.0 million of existing Sneaker Stadium debt and, if the acquired Sneaker Stadium stores attain certain future financial targets, the Company will make additional payments of up to $33.0 million on or after April 30, 2002.

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

  As part of its long-term growth strategy, the Company entered the specialty store segment of the athletic and outdoor footwear and apparel market in fiscal 1997 through the acquisitions of Athletic Attic and Imperial Sports, which are now operated as the specialty store division of the Company. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statements of earnings from their respective acquisition dates. At October 31, 1998, there were 122 Company-owned and 48 franchised specialty stores in 23 states and Puerto Rico. The Company anticipates opening a total of approximately 52 specialty stores during fiscal 1998, of which 32 were opened in the nine months ended October 31, 1998.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three and nine month periods ended October 31, 1998, comparable store sales increased 3.1% and 2.8%, respectively as compared to 4.9% and 4.7% for the same periods last year. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The first quarter of fiscal 1998 was the first quarter that the Company included the specialty stores in the comparable store sales base. The Company will not report the 39 superstores acquired from Sneaker Stadium in its comparable sales results until such stores have been remodeled, reopened and operated as Just For Feet superstores for 13 months.

  In April 1998, the Financial Accounting Standards Board issued Statement of Position No. 98-5 Reporting on the Cost of Start-Up Activities (the "SOP") which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The SOP is effective for years beginning after December 15, 1998. If the SOP had been adopted for the nine months ended October 31, 1998, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the three month period ended October 31, 1998 would have been to increase operating expenses by approximately $2,660,000 and decrease net income by approximately $1,635,000 ($0.05 per basic and diluted share). The effect on the nine month period ended October 31, 1998 would have been to increase operating expenses by approximately $3,030,000 and decrease net income by approximately $1,865,000 ($0.06 per basic and diluted share).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  OCTOBER 31,                   OCTOBER 31,
                                                                 ------------                  ------------
                                                             1998            1997          1998          1997
                                                            ------          ------        ------        ------
Net sales                                                   100.0%          100.0%        100.0%        100.0%
Cost of sales                                                59.7            59.1          58.4          58.4
                                                            -----           -----         -----         -----
 Gross profit                                                40.3            40.9          41.6          41.6
Franchise fees, royalties and other revenue                   0.2             0.2           0.2           0.2
Operating expenses:
 Store operating                                             28.7            28.9          29.4          29.0
 Store opening costs                                          0.6             1.2           1.2           1.4
 Amortization of intangibles                                  0.3             0.3           0.3           0.2
 General and administrative                                   2.7             3.9           3.1           3.9
                                                            -----           -----         -----         -----
Operating income                                              8.2             6.8           7.8           7.3
Interest (expense) income, net                               (1.0)            (.1)         (0.8)          0.1
                                                            -----           -----         -----         -----
Earnings before income taxes                                  7.2             6.7           7.0           7.4
Provision for income taxes                                    2.8             2.6           2.7           2.8
                                                            -----           -----         -----         -----
 Net earnings                                                 4.4%            4.1%          4.3%          4.6%
                                                            =====           =====         =====         =====

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

Impact of Sneaker Stadium Store Sales - The Company acquired 39 Sneaker Stadium stores on July 2, 1998. During the quarter ended October 31, 1998, 24 of these acquired stores ran clearance sales through the third week of September, at which time such stores were closed for remodeling and conversion to Just For Feet superstores. Most of these stores are expected to open at the end of November or in early December 1998. The remaining Sneaker Stadium stores began clearance sales in early November and are scheduled to close for remodeling in early January 1999 with planned reopenings as Just For Feet superstores scheduled for the first quarter of fiscal 1999. As a result of the unusually high volume of sales with lower gross profit from the clearance sales, consolidated gross profit and store operating expenses, as a percentage of net sales have been reduced below typical operating levels. The second group of clearance sales are planned to be completed during the fourth quarter of this fiscal year.

Net Sales - Net sales increased approximately $95.0 million, or approximately 72.5%, to $226.0 million in the third quarter of fiscal 1998 compared to net sales of $131.0 million for the third quarter of fiscal 1997. This increase was primarily attributable to 28 new superstores and 37 new specialty stores opened since October 31, 1997, an increase in comparable store sales of 3.1% and additional sales during the quarter of $54.3 million from the Sneaker Stadium superstores acquired in July 1998. The calculation of comparable store sales included 57 superstores and 79 specialty stores at October 31, 1998. The acquisitions of Sneaker Stadium on July 2, 1998 and the specialty stores (Athletic Attic on March 17, 1997 and Imperial Sports on May 14, 1997) have been accounted for as purchases and accordingly, the results of operations of those businesses are included in the Company's consolidated statement of earnings from their respective acquisition dates.

Gross Profit - Gross profit for the third quarter of fiscal 1998 increased 70.2% to $91.1 million from $53.6 million in the prior year comparable period, primarily as a result of increased sales. As a percentage of net sales, gross profit for the third quarter of fiscal 1998 decreased to 40.3% from 40.9% for the third quarter of fiscal 1997 primarily as a result of the dilutive impact of the clearance sales for 24 of the acquired Sneaker Stadium superstores.

Store Operating Expenses. Store operating expenses increased $26.9 million or approximately 70.9% to $64.8 million in the third quarter of fiscal 1998 from $37.9 million in the third quarter of fiscal 1997. The increase was primarily attributable to the operating expenses of the 28 new superstores and 37 new specialty stores opened since October 31, 1997, as well as the operating expenses of the 39 Sneaker Stadium stores acquired in July 1998. As a percentage of net sales, store operating expenses decreased to 28.7% for the three month period ended October 31, 1998 from 28.9% for the three month period ended October 31, 1997 primarily as a result of the dilutive impact of clearance sales at the Sneaker Stadium stores. Excluding the impact of Sneaker Stadium, store operating expenses approximated 29.2% of net sales, a slight increase over the prior year quarter as a result of higher, as a percentage of net sales, payroll and occupancy expenses all of which was offset by lower net advertising costs.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. These costs remained relatively constant at approximately $1.4 million and $1.5 million in the third quarters of fiscal 1998 and 1997, respectively. The Company opened four new superstores and 13 new specialty stores in the third quarter of fiscal 1998 as compared to five new superstores and three new specialty stores in the third quarter of fiscal 1997. As a percentage of net sales, such costs declined to 0.6% for the current quarter from 1.2% in the prior year third quarter as a result of the increase in net sales noted above.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $655,000 for the third quarter of fiscal 1998 from approximately $380,000 in the third quarter of fiscal 1997. This increase is attributable to the amortization of goodwill resulting from the acquisitions of the specialty stores and Sneaker Stadium.

General and Administrative Expenses. General and administrative expenses increased approximately $1.1 million or 21.3%, to $6.2 million in the third quarter of fiscal 1998 from $5.1 million in the third quarter of fiscal 1997. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth and the general and administrative expenses attributed to the Sneaker Stadium acquisition. As a percentage of net sales, general and administrative expenses decreased to approximately 2.7% in the third quarter of fiscal 1998 from approximately 3.9% in the third quarter of fiscal 1997, due primarily to the dilutive impact of the clearance sales at the Sneaker Stadium stores and continued leverage on higher sales at Just For Feet superstores and specialty stores and continued focus on controlling such costs.

Operating Income. Operating income increased 107.6% to $18.5 million in the third quarter of fiscal 1998 from $8.9 million in the third quarter of fiscal 1997. Operating income, as a percentage of net sales, increased to 8.2% in the third quarter of fiscal 1998 from 6.8% in the third quarter of fiscal 1997 primarily due to the decreases in store operating, store opening and general and administrative expenses as a percentage of net sales, as outlined above.

Interest Expense/Income, Net. Net interest expense was approximately $2.2 million in the third quarter of fiscal 1998, compared to $104,000 in the third quarter of fiscal 1997. The increase in net interest expense was primarily due to the increase in debt to fund the acquisition of Sneaker Stadium and to fund the cash requirements for opening 28 new superstores and 37 new specialty stores since October 31, 1997.

Provision for Income Taxes. The Company's effective combined federal and state income tax rate decreased to 38.5% in the quarter ending October 31, 1998 compared to 39.0% in the third quarter of the prior year.

Net Income. As a result of the above factors, net income increased approximately 86.8% to $10.0 million in the third quarter of fiscal 1998 from $5.4 million in the third quarter of fiscal 1997.


NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1997

Impact of Sneaker Stadium Store Sales - The Company acquired 39 Sneaker Stadium stores on July 2, 1998. During the nine months ended October 31, 1998, 24 of these acquired stores ran clearance sales beginning in mid July and continuing through the third week of September, at which time such stores were closed for remodeling and conversion to Just For Feet superstores. Most of these stores are expected to open at the end of November or in early December 1998. The remaining Sneaker Stadium stores began clearance sales in early November and are scheduled to close for remodeling in early January 1999 with planned reopenings as Just For Feet superstores scheduled for the first quarter of fiscal 1999. As a result of the unusually high volume of sales with lower gross profit from the clearance sales, consolidated gross profit and store operating expenses, as a percentage of net sales have been reduced below typical operating levels. The second group of clearance sales are planned to be completed during the fourth quarter of this fiscal year.

Net Sales - Net sales increased $217.1 million, or approximately 64.6%, to $553.3 million in the first nine months of fiscal 1998 compared to net sales of $336.2 million for the first nine months of fiscal 1997. This increase was primarily attributable to 28 new superstores and 37 new specialty stores opened since October 31, 1997, an increase in comparable store sales of 2.8%, and additional sales of $71.2 million from the Sneaker Stadium superstores acquired in July 1998. The calculation of comparable store sales included 57 superstores and 79 specialty stores at October 31, 1998. Athletic Attic was acquired on March 17, 1997, Imperial Sports was acquired on May 14, 1997 and Sneaker Stadium was acquired on July 2, 1998. These acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statement of earnings from their respective acquisition dates.

Gross Profit - Gross profit increased 64.7% to $230.3 million for the first nine months in fiscal 1998 from $139.8 million for the first nine months of fiscal 1997 primarily as a result of increased sales. As a percentage of net sales, gross profit was 41.6% for the first nine months in both fiscal 1998 and 1997.

Store Operating Expenses. Store operating expenses increased approximately 66.6% to $162.6 million in the first nine months of fiscal 1998 from $97.6 million in the first nine months of fiscal 1997. The increase was primarily attributable to the operating expenses of the 28 new superstores and 37 new specialty stores opened since October 31, 1997, and the operating expenses of the Sneaker Stadium stores acquired in July 1998. As a percentage of net sales, store operating expenses increased to 29.4% for the nine month period ended October 31, 1998 from 29.0% for the first nine months of fiscal 1997 primarily as a result of increased superstore regional management payroll and related expenses and the increase in superstore level payroll (as a result of the impact of the minimum wage increase in September 1997), as well as the higher store operating cost structure of the specialty store group all of which was offset by lower net advertising costs.

Store Opening Costs. Store opening costs are charged to operations in the month the applicable store opens. Twenty-one superstores and 32 specialty stores were opened in the nine month period ended October 31, 1998 compared to 16 superstores opened in the nine month period ended October 31, 1997. These costs increased approximately $2.0 million to approximately $6.6 million in the first nine months of fiscal 1998 from approximately $4.6 million in the first nine months of fiscal 1997.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $1.5 million for the first nine months of fiscal 1998 from $706,000 for the first nine months of fiscal 1997. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium.

General and Administrative Expenses. General and administrative expenses increased to $17.4 million, or approximately 32.9%, in the first nine months of fiscal 1998 from $13.1 million in the first nine months of fiscal 1997. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth and the higher general and administrative expenses as a percentage of net sales for the specialty store division. As a percentage of net sales, general and administrative expenses decreased to approximately 3.1% in the first nine months of fiscal 1998 from approximately 3.9% in the first nine months of fiscal 1997 primarily due to the increase in sales and the reduction in the percentage of such expenses at the specialty store division as that division continues to rationalize its overhead structure.

Operating Income. Operating income increased to approximately $43.3 million in the first nine months of fiscal 1998 from approximately $24.6 million in the first nine months of fiscal 1997. Operating income, as a percentage of net sales, increased to approximately 7.8% for the first nine months of fiscal 1998 from approximately 7.3% for the first nine months of fiscal 1997.

Net Interest Income/Expense. Net interest expense was approximately $4.5 million in the first nine months of fiscal 1998, compared to net interest income of approximately $305,000 in the first nine months of fiscal 1997. The increase in net interest expense was primarily due to the increase in debt to fund the acquisitions of Sneaker Stadium in July 1998 and to fund the cash requirements for opening 28 new superstores and 37 new specialty stores since October 31, 1997 and the May 1997 acquisition of Imperial Sports.

Provision for Income Taxes. The Company's effective combined federal and state income tax rate increased to 38.5% for the nine months ending October 31, 1998 versus 38.3% for the nine months ending October 31, 1997. The increase in the effective tax rate resulted primarily from the impact in the prior year period of non-taxable interest income and the inclusion of non-deductible goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium.

Net Income. As a result of the above factors, net income increased approximately 54.9% to $23.8 million in the first nine months of fiscal 1998 from net income of $15.4 million in the first nine months of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital are cash flows from operations and borrowings under its lines of credit and other credit facilities and proceeds from public offerings of securities. The Company had working capital of $275.4 million and $155.5 million at October 31, 1998 and January 31, 1998, respectively. The principal use of cash has been to fund acquisitions and store operations, remodel the acquired Sneaker Stadium stores and to purchase inventory, equipment and fixtures. During the first nine months of fiscal 1998, the Company acquired approximately $43.6 million of property and equipment, including approximately $20.1 million to open new stores, approximately $19.0 million for improvements to existing stores, and approximately $4.5 million for corporate additions and improvements. The Company's short-term operational cash requirements are not highly seasonal. The Company had approximately $6.9 million in cash and cash equivalents as of October 31, 1998.

  On July 2, 1998, the Company consummated the private placement of 926,355 shares of common stock and warrants to purchase an additional 923,591 shares of common stock to an affiliate of Thomas H. Lee Company, one of the former owners of Sneaker Stadium. The warrants are exercisable at any time at a price of $21.59 per share. The Company received $20.0 million from such private placement.

  At October 31, 1998, the Company had unsecured revolving credit lines with banks aggregating $133 million due December 31, 1998, which bore interest at floating rates above LIBOR (6.4% to 7.3% at October 31, 1998) under which $121.7 million was outstanding at October 31, 1998.

  On December 10, 1998, the Company obtained a $200 million revolving senior credit Facility (the "Facility") from a syndicate of banks. The Facility terminates on December 10, 2001, bears interest at a floating rate above either prime or LIBOR, is guaranteed and secured by the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary and is subject to certain restrictive covenants. On December 14, 1998, the Company used this facility to repay amounts outstanding under the Company's other revolving bank lines. Accordingly, such amounts have been classified as long-term obligations in the accompanying consolidated balance sheet at October 31, 1998.

  The Company also has several arrangements to finance certain store fixtures, point-of-sale ("POS") equipment and management information systems. Just For Feet's future capital requirements are primarily for the opening of new superstores and specialty stores and the conversion of existing Sneaker Stadium stores to the Just For Feet format and operating systems. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.5 to $2.5 million, depending on the amount of vendor and landlord assistance. The Company estimates that the total cash required to open a 4,000 to 6,000 square foot specialty store ranges from $300,000 to $400,000. The Company currently has or will open a total of approximately 25 new superstores, 24 remodeled former Sneaker Stadium stores and 52 new specialty stores in fiscal 1998 and approximately 25 new superstores, 11 to 12 remodeled former Sneaker Stadium stores and 60 to 100 specialty stores in fiscal 1999. The Company estimates the cost to remodel a Sneaker Stadium superstore to be approximately $500,000. The Company plans to increase the average inventory at these stores from approximately $1.3 million prior to remodeling to approximately $1.8 million at their reopening.

  The Company is not currently planning any material expenditures other than those mentioned above, and believes that internally generated funds, cash on hand and existing or additional bank borrowings will be adequate to fund its anticipated needs through at least the end of fiscal 1999.


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

YEAR 2000 READINESS DISCLOSURE

As part of the Company's Compliance Validation Project, the Company has assessed its hardware and software systems for Year 2000 compliance. The Company also established policies and procedures to coordinate changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the Year 2000 and beyond. The critical business systems used by the Company break down into five categories for the discussion of system compliance, findings, certifications, and remediation of software. The categories include the following:

  .  Merchandise control applications, related hardware, and operating systems.
  .   Administration applications, related hardware, and operating systems.
  .  Network hardware and software.
  .  System utilities and databases, related hardware, and operating systems.
  . Desktop office automation applications, related hardware, and operating systems.

All known Year 2000 upgrade, replacement or remediation efforts for key systems are complete with the following two exceptions:

  . User files generated through desktop office automation applications (estimated completion date June 1999).
  . Specialty store division's cash register applications on IBM's Retail Applications for DOS (estimated completion date April 1999).

  The Company relies on two applications to manage inventory and monitor sales activity. The two applications are Island Pacific's I3 Merchandising Applications for Retail ("I3") and IBM's Retail Applications for DOS ("RADOS"). Another application, Premenos, provides electronic data interchange ("EDI") interface capabilities between the Company and vendors for I3 processing. I3 is an inventory and distribution management system that the Company uses to analyze sales and inventory, and to purchase, price and distribute product. The Company also uses an integrated financial package from I3. The Company does not use any other application for inventory item control or for recording financial information. The I3 version 1.3, is the latest supported software release of these applications and is certified Year 2000 compliant by the vendor. I3 runs on the Company's IBM AS400 model 535 computer. The AS400 runs IBM OS400 operating system software, which IBM certifies is Year 2000 compliant. In addition, as part of the AS400 upgrades, which took place in 1997 as part of a normal maintenance routine, the Company ensured Year 2000 compliance of that hardware. The Company also completed a conversion of all point of sale ("POS") equipment in its superstores to address enhanced operational needs which also ensured Year 2000 compliance of those terminals. The completion date of the upgrade to the Year 2000 RADOS release for the specialty stores is estimated to be April 1999. All superstore POS registers now operate on the latest version of RADOS, which IBM certifies as being Year 2000 compliant. RADOS runs on IBM 4694 model 144 POS terminals. These terminals are upgraded to the latest version of hardware BIOS. The oldest terminal in the Company inventory is approximately two years old.

  Premenos is the Company's EDI translation software. The application sends electronic purchase orders to the Company's vendors and receives invoices from them electronically. The application version the Company currently has installed is certified to be Year 2000 compliant. This upgraded version has been tested and certified and is operating and exchanging information with I3 on a daily basis without significant incident.

  The human resource application employed by the Company was internally developed approximately 2 years ago. The system was developed using Delphi development tools and is integrated with an Oracle database that contains employee data. The application and the supporting database are currently processing century date. The Company does plan a major revision or replacement of the system in the next two years.

The Family Plan application, the Company's "13th pair is free" customer purchase tracking system, tracks customer's shoe purchases and after 12 pairs are purchased, provides customers with a free pair of shoes (the 13th pair is free) at a value equal to the average purchase price of the 12 purchased pairs of shoes. The system was developed approximately two years ago using the Delphi development tool kit and is Year 2000 compliant. The application has two components; a corporate application for tracking and reporting and a store component for inquiry and redemption. The corporate application runs on a Solaris 3000 operating system, utilizing Solaris 2.6 and Oracle 7.3. The store component runs on a Compaq, Windows 95B personal computer. All system hardware and software for both components are Year 2000 compliant.

The Company's payroll system consists of the following three major components.
  .    Time clock application.
  .    The Company's employee information system.
  .    Ceridian payroll system interface.

The time clock application used by the Company was internally developed. The application was developed along with the human resource and employee information system using the Delphi development tool set and integrated with an Oracle database containing the employee information including time and attendance information.

The corporate payroll applications run on a Sun 3000 computer, utilizing Solaris
2.6 and accessing employee data in an Oracle, version 7.3, database.

The remaining component of the payroll system consists of an interface written by the Company with the Ceridian system that calculates net pay and produces paychecks for Company employees. The interface was written using the Delphi development toolkit. Validation of Ceridian Year 2000 compliance is part of the Company's Compliance Validation Project and is scheduled to be completed in early 1999.

Novell Intranetware version 4.10 is the system software that provides directory services and server management functions for all of the corporate and store local area networks. Version 4.10 is Year 2000 compliant and is functioning on a daily basis without significant incidents. The Company also uses many utilities and management tools developed by Novell for network management. All versions of Novell utilities used by the Company are Year 2000 compliant.

The Company's other applications which are not dependent on computers or software such as security, fire, phone, audio and visual entertainment systems, heating and air conditioning and other such systems have been evaluated and are considered to be Year 2000 compliant. Vendor surveys and requests for certifications of Year 2000 compliance are being developed. All major vendors considered critical to the Company's business continuity have been contacted directly by phone. The process of finalizing communications with the Company vendors is scheduled to be completed by early 1999.

The Company has not developed a contingency plan but will do so, if deemed necessary, upon completion of its assessment of vendor readiness with regard to the Year 2000 issue. The Company has not incurred any significant historical costs related to the Year 2000 issue as their systems have been upgraded as part of the Company's normal maintenance routines and also due to their rapid growth. Management currently estimates that the total remaining costs of achieving Year 2000 compliance and of assessing major vendor compliance will not exceed $500,000. Any failure of the Company's computer system or those of certain third parties to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended October 31, 1998.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JUST FOR FEET, INC.



Dated: December 15, 1998            By: /s/  Harold Ruttenberg
                                       -----------------------
                                    Harold Ruttenberg
                                    Chairman, President and Chief
                                    Executive Officer




Dated: December 15, 1998            By: /s/  Eric L. Tyra
                                       ------------------
                                    Eric L. Tyra
                                    Executive Vice President and
                                    Chief Financial Officer