Form 10-K405
period 1999-01-30
JUST FOR FEET INC
filed 1999-04-30
CIK 918111

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

                                 ------------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended January 30, 1999

                          Commission File No. 0-23570

                              JUST FOR FEET, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 52-2098043)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (18,556,831 shares) on April 12, 1999 was $206,537,529. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's Common Stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share, as of April 12, 1999: 31,205,430 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1999 are incorporated by reference into
Part III of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

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


General

  Just For Feet is the leading operator of "category killer" large format superstores specializing in brand-name athletic and outdoor footwear and apparel. Just For Feet, which began with a single mall-based store in 1977, opened its first superstore in 1988 and since that time has focused on developing and refining its superstore concept. As of January 30, 1999, there were 132 Just For Feet superstores operating in 27 states and Puerto Rico, including 12 superstores operated by Just For Feet's only superstore franchisee. In July 1998, the Company significantly accelerated its superstore expansion strategy in the Northeast and Mid-Atlantic states by acquiring Sneaker Stadium, an operator of 39 athletic footwear and apparel superstores. As of January 30, 1999, we had completed the conversion of 21 of the acquired superstores to the Just For Feet superstore format, closed one former Sneaker Stadium superstore and are scheduled to complete the conversion of 13 additional acquired superstores by the end of the first quarter of this fiscal year.

  In 1997, we entered the smaller format specialty store market of the athletic and outdoor footwear and apparel industry with the acquisitions of Athletic Attic and Imperial Sports, each a privately owned athletic and outdoor footwear and apparel retailer. As of January 30, 1999, there were 141 Company-owned and 42 franchised specialty stores in 21 states and Puerto Rico.

Just For Feet Superstores

  We try to distinguish our superstores by focusing on the following core strengths:

  Dominant Selection of Brand-Name Athletic and Outdoor Footwear. Just For Feet seeks to offer a larger selection of brand-name athletic and outdoor footwear in terms of styles, sizes and price points than any of its competitors. The prototype 15,000 to 20,000 square foot Just For Feet superstore has approximately three to four times the selling space of leading mall-based specialty athletic footwear retailers. This large store format enables each Just For Feet superstore to offer a dominant selection of name-brand athletic and outdoor footwear. Just For Feet superstores carry approximately 2,500 to 4,500 styles of athletic and outdoor footwear as compared to an estimated 200 to 700 styles typically offered by conventional mall-based athletic footwear retailers, department stores and sporting goods superstores. Just For Feet carries most of the leading athletic and outdoor footwear brands including Nike, Reebok, New Balance, Adidas, Fila, K-Swiss, Asics, Converse, Timberland and Rockport. Just For Feet seeks to offer virtually all styles in the brands it carries. The Company's superstores sell shoes for almost every sport and recreational activity, including:

 . running                 . golf
 . basketball              . football
 . cross training          . baseball
 . tennis                  . soccer
 . aerobics                . walking
 . hiking                  . wrestling

Just For Feet superstores carry shoes in sizes ranging from infants' size one to men's size 22. In addition to offering most sizes in most styles, Just For Feet superstores carry a complete selection of widths in those styles which are offered in multiple widths.

  The store layout permits customers to locate shoes by brand (e.g., Nike, Reebok, New Balance) or category (e.g., running, basketball, tennis). One shoe of each regularly stocked style is located in the appropriate branded concept shop and the other is presented on a full three-wall display arranged by category which surrounds the fitting area at the back of the store. These displays, which emphasize current, in-season products, are complemented by the "Combat Zone," where Just For Feet regularly highlights special values on close-outs and other special-purchase merchandise and liquidates old or slow moving inventory.

  Superior Customer Service and Technical Sales Assistance. We believe that providing a high level of customer service is vital to our competitive advantage. Our goal is to offer a level of customer service and technical expertise superior to that of our competition. Just For Feet is committed to making shopping for athletic and outdoor footwear an enjoyable experience through the employment of knowledgeable, well-trained and energetic sales associates. Because of the large selection of footwear carried, and to further differentiate our superstores from other retailers, we devote substantial time and resources to training and testing our employees in footwear technology, the performance attributes of Just For Feet's merchandise and common foot problems. In addition, new superstore managers and other superstore management personnel undergo an intensive two- to three-week training program at "Just For Feet University" to enhance their understanding of all aspects of Just For Feet's business. Over 800 employees attended Just For Feet University during fiscal 1998. Each superstore employee receives ongoing training through frequent clinics sponsored by vendors and consultation with Just For Feet's technical specialists. Just For Feet also utilizes satellite technology for broadcasting between corporate headquarters and individual superstores. Management believes that satellite technology is an effective and cost-efficient way to facilitate communication and continuing education throughout Just For Feet superstores.

  Just For Feet strives to staff its superstores with a high ratio of sales associates to customers. Because Just For Feet superstores sell almost every athletic shoe offered by leading brands, sales associates are able to act as problem solvers for customers and to recommend the ideal shoe with less risk of losing a sale. Just For Feet seeks to retain its nucleus of well-trained sales personnel through bonus payments, a broad based stock option program and opportunities for advancement.

  Entertaining Shopping Experience. The Company strives to create an exciting and high-energy shopping experience in its superstores through the use of:

  . bright colors,
  . upbeat music,
  . an enclosed "half-court" basketball court for use by customers, . a multi-screen video bank, and . appearances by sports celebrities.

The prototype Just For Feet superstore typically features 15 to 20 separate branded "concept shops," each displaying the brand's product line. These concept shops are typically built and periodically updated by the vendors to tie into their national advertising campaigns. Each Just For Feet superstore benefits from the upscale appearance of the branded fixturing.

  Extensive Advertising and Promotion. We use extensive television and print advertising to generate customer store visits. We typically run television advertisements on the local affiliate of each of ABC, CBS, NBC and Fox, as well as other cable and broadcast networks, up to six days per week in many of our superstore markets. Print advertisements and promotional circulars often are published weekly in local newspapers. As we add new superstores in existing markets, we have benefitted, and we believe we will continue to benefit, from print and television synergies and cost efficiencies. We strive to make each new superstore opening a major retail event by widely advertising through newspaper and television. We use unique promotional events which add to the fun and excitement of shopping in Just For Feet superstores, including appearances by sports celebrities such as former NFL quarterbacks Bart Starr (who is also a director of the Company) and Jim Kelly.

  Superstore Operating Strategy. A key component of our operating strategy is to continue to emphasize and build on our significant competitive strengths and by focusing on the following:

  In-Store Warehousing. Rather than operating a centralized distribution center for our superstores, we typically devote approximately 45% of the square footage of each superstore to warehouse space. Each superstore receives shipments directly from vendors and stocks merchandise in an area behind (or above) the selling floor not visible to customers. Our decentralized distribution system enables us to:

  . receive merchandise at each superstore on a timely basis, . avoid the time and expense of handling merchandise twice,

  . maintain deep inventory positions in core styles, and . stock our superstores more fully in advance of peak selling periods.

  Utilizing Sophisticated Management Information Systems. We believe that we have sophisticated information systems that assist us in optimizing our superstore operations. Control of our merchandising activities is currently maintained by a fully-integrated point-of-sale inventory and management information system which permits management to monitor inventory and store operations on a daily or more frequent basis. Bar-coding of merchandise and use of scanners at receiving and point-of-sale allows the inventories of all stores to be automatically adjusted and sales automatically logged as customers check out. Purchasing, tracking and receiving systems assist in the efficient and timely distribution of merchandise to each superstore. Systems are in place to permit review, on a daily or more frequent basis, of sales information by store, category, vendor or employee in order to focus on store needs and employee productivity. In-store information systems are linked directly to the corporate office.

  Competitive Pricing. We believe that providing a wide selection of competitively priced, brand-name footwear provides superior value to our customers. While we are not a discount retailer, we guarantee that we will match any competitor's advertised price and offer a family frequent buyer program under which our superstores give participating customers the thirteenth pair of shoes free (up to the average purchase price of the previous twelve pairs). In addition, Just For Feet offers a limited selection of close-out merchandise and slow-moving inventory at prices generally ranging from 33% to 70% below manufacturers' suggested retail prices displayed in an area at the front of each superstore called the "Combat Zone." Management believes the ability to offer a wide selection of close-out or discontinued merchandise compared to that offered in speciality stores provides it with a competitive advantage over such stores in attracting the high value/low price conscious customer due to the space constraints on the ability of speciality stores to stock both new and discontinued merchandise.

  Superstore Growth Strategy. We are also focused on the following growth strategies:

  Superstore Expansion. We intend to strengthen our position as the leading operator of athletic and outdoor footwear superstores by opening approximately 25 new superstores in each of fiscal 1999 and 2000. We opened 26 superstores in fiscal 1998 (excluding 21 converted Sneaker Stadium superstores) and have opened five superstores in fiscal 1999 through March 15, 1999 (excluding three converted former Sneaker Stadium superstores). We plan to reopen 13 additional converted Sneaker Stadium superstores during the first quarter of fiscal 1999. In addition to our prototype superstores, we currently operate high visibility, high profile "flagship" superstores which provide added entertainment features at Caesar's Palace in Las Vegas and on Long Island in New York, and plan to open new flagship superstores in fiscal 1999 in Times Square in New York and Union Square in San Francisco. Flagship superstores, which are not necessarily larger than the prototypical Just For Feet superstore, provide added entertainment features designed to generate and maintain customer excitement and are located in high profile locations. We will continue to open superstores in new and existing markets, including those markets with the potential for multiple sites, which allows us to take advantage of advertising and operating efficiencies. We have either executed or negotiated leases with respect to all superstores scheduled to open during fiscal 1999 and are actively reviewing numerous additional sites for fiscal 2000.

  Through our July 1998 acquisition of Sneaker Stadium, we significantly accelerated our superstore expansion into the Northeast and Mid-Atlantic states, areas not previously significantly served by Just For Feet, although targeted for expansion by management. The Company closed one of the acquired Sneaker Stadium superstores and has converted 21 of the acquired superstores to the Just For Feet name, format and systems and reopened those stores as Just For Feet superstores, and anticipates converting and reopening 13 additional Sneaker Stadium superstores as Just For Feet superstores by the end of April 1999. We believe that the profitability of the acquired stores will be enhanced upon conversion and operation by Just For Feet management. Management expects to improve profitability by leveraging Just For Feet's vendor relationships to provide broader and deeper inventories and better pricing than previously available and by implementing Just For Feet's advanced management information systems, staff training and store management structure.

  The Company's superstore expansion strategy is to open superstores in new and existing markets, including those markets with the potential for multiple sites, which enables the Company to take advantage of advertising and operating efficiencies. In addition, Just For Feet will continue to open superstores in smaller markets which can only accommodate one superstore.

  We generally seek to open one Just For Feet superstore in a chosen market for every 300,000 to 400,000 residents. As a result, multiple superstores opened in larger markets, such as Atlanta, Dallas, Denver, Houston, Kansas City and Phoenix, derive significant benefit from advertising and operating efficiencies. More recently, we have also focused on operating single superstores in mid-sized metropolitan markets such as Montgomery, Alabama and Jackson, Mississippi. In addition, we continue to evaluate select opportunities to expand internationally.

  Because our vendors drop ship merchandise directly to the superstores, Just For Feet's expansion plans are dependent more on the attractiveness of individual superstore sites than the logistical constraints that would be imposed by a central distribution center. Just For Feet plans to open primarily free-standing superstores in high traffic, high visibility locations typically on outparcels of or adjacent to shopping malls. Our superstore expansion strategy is to concentrate our efforts on opening Company-operated superstores.

  We lease all but three of our existing superstores and intend to lease all new superstores. We estimate that our total cash requirements to open each new prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically range from $1.5 to $2.5 million, depending on the extent of vendor and landlord assistance and the size and projected volume of the store. The total cash outlay required to open a flagship superstore typically ranges from $2.5 to $4.0 million.

  Development and Expansion of Electronic Commerce Capabilities. In 1998, we launched our on-line shopping website (www.feet.com). The website is designed to permit customers to view and receive technical information on merchandise and to place orders over the Internet. In fiscal 1999, we will begin the process of significantly expanding our website to provide enhanced customer service functions, increased product selection and a flexible order fulfillment capability. We believe e-commerce capability provides us with incremental sales opportunities, helps prevent the potential loss of sales at existing stores to competitors possessing e-commerce capabilities and provides us with the opportunity to take market share from our competitors not possessing such capabilities. Such sales may, to some extent, displace sales from our existing stores. The expanded website will be designed to permit customers to browse color images of selected merchandise on-line by brand, style or function and to make purchases. As part of our commitment to customer service, we permit in-store returns or exchanges on electronic purchases and are continually evaluating alternative delivery options to expedite order fulfillment. The website is designed to interface with our information systems. We intend to utilize our television and print advertisements to increase awareness of our website as part of our regular advertising and, individually or in conjunction with our vendors, may offer exclusive promotions through our site.

Superstore Operations

  Just For Feet employs a three-tiered management system for superstore operations, presently consisting of regional directors, divisional directors and a store director for each store. Each superstore is managed by a store director, two store managers, an office manager, an operations manager and up to seven assistant managers, depending on the sales volume of the store. Store directors report to a district director, who in turn reports to a regional director.

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

  Just For Feet experiences inventory shrinkage rates which it believes are below the retail industry average. Management attributes its low shrinkage rate to stocking footwear off the selling floor, the presence of an operations manager and security personnel at each superstore, the use of surveillance systems and the reduced handling of merchandise associated with Just For Feet's in-store warehousing system.

  Just For Feet superstores operate seven days per week. To enhance customer convenience, normal hours for superstores located on outparcels of shopping malls are typically thirty minutes prior to the mall's opening until thirty minutes after the mall's closing. Superstores are open on all holidays except Christmas, Thanksgiving and Easter.

Athletic Attic and Imperial Sports Specialty Stores

  As part of our long-term growth strategy, we entered the smaller format specialty store market of the athletic and outdoor footwear and apparel industry with the 1997 acquisitions of Athletic Attic and Imperial Sports. Athletic Attic, based in Gainesville, Florida, and Imperial Sports, based in Flint, Michigan, were privately owned athletic and outdoor footwear and apparel retailers operating an aggregate of 87 stores. The Athletic Attic and Imperial Sports operations were combined to form our specialty store division. At January 30, 1999, there were 141 Company-owned and 42 franchised specialty stores in 21 states and Puerto Rico.

Specialty Store Business Strategy

  We believe the success of our specialty store format will depend on our implementing the following operating and growth strategies:

  Operating Strategy. Our strategy for operating the specialty stores has the following key components:

  Capitalize on Existing Operational Strengths. In operating our specialty stores, we intend to emphasize three elements that have been successful in our superstores: selection, service and advertising. Our goal is to operate specialty stores that have a greater selection of footwear than that of our competitors' comparably sized specialty stores, and to serve customers with a highly trained sales staff. In addition, consistent with our focus on training and store operations and our objective of staffing all our stores with knowledgeable and friendly sales associates, we are developing a training program based on the concept and curriculum of Just For Feet University. Finally, we intend to attract customers to our specialty stores through aggressive local advertising campaigns which will emphasize, among other things, the broad selection and customer service at these stores.

  Implement Targeted Operational Improvements. We are focused on the following operational improvements that we believe will provide a solid foundation for successful operation of the specialty stores:

  . implementing the same store level point-of-sale registers and corporate inventory management systems that we use for our superstore division;

  . remodeling, expanding and refixturing certain outdated and smaller stores;
    and

  . adding inventory to and altering the inventory mix of some stores in an effort to generate higher sales and better gross margins.

  Strategy for Development and Expansion of Specialty Store Operations. We are focused on the following growth strategies for our specialty store division:

  Target a Broad Range of Markets and Locations. We believe that the development of smaller specialty stores, in conjunction with continued development of our core superstores, provides us with incremental growth opportunities. The specialty stores allow us to expand into a much broader range of markets and real estate locations. The specialty store format allows us to enter smaller markets where customer demographics may not support the superstore format. We also use the specialty stores to achieve greater market penetration in markets which are large enough to support superstores as part of our strategy to maximize market share. Because of their higher initial investment and fixed costs, Just For Feet superstores require a much higher level of sales in order to produce an attractive return on investment and consequently require a larger population base. Whereas approximately 300,000 to 400,000 people in a trade area are required to generate the high level of sales expected for Just For Feet superstores, we believe that smaller specialty stores can be successful with as few as 25,000 people in a trade area.

  As part of this strategy, we plan to open a total of 60 new specialty stores in fiscal 1999 and approximately 50 to 100 new specialty stores in fiscal 2000. We intend to open all new specialty stores under the name Athletic Attic, except in those Michigan markets where we believe the Imperial Sports name has substantial brand identity.

  Implement a Differentiating Specialty Store Strategy. We have developed a strategy for developing athletic specialty stores which we believe is unique among our primary competitors. We intend to establish a leadership position in targeted markets by expanding beyond enclosed shopping malls. In addition to expanding our presence in the same universe of enclosed shopping malls targeted by our primary competitors, we also will focus on urban and suburban retail strip centers, which reach potential consumers near where they live and work and provide the added benefit of lower occupancy costs. Generally, we intend to enter new specialty store markets by opening higher profile specialty stores in enclosed shopping malls, then surrounding them with new stores located in retail strip centers. By concentrating a number of stores in targeted markets, we will be able to leverage advertising costs. Advertising will be designed to attract customers to our specialty stores as destination shoppers. We believe this strategy is facilitated by locating our non-mall based specialty stores in urban and suburban strip centers and power centers adjacent to "big box" retailers, although some of our new specialty stores also will be located in traditional high-traffic mall locations which are not as dependent on advertising to generate customer traffic.

  Continue to Refine our Specialty Store Design. We have developed and will continue to refine a 4,000 to 6,000 square foot specialty store design that we believe is attractive, easy for customers to shop in, easy to operate and relatively inexpensive and simple to build. We believe that this store design, combined with our strategy of concentrating stores in a targeted market area, will enable us to achieve lower average store break-even points and a higher per store return on investment than our primary competitors.

Management Information Systems

  We believe that we have sophisticated information systems that assist us in optimizing our superstore operations. Control of our merchandising activities is currently maintained by a fully integrated point-of-sale, inventory and management information system which permits management to monitor inventory and store operations on a daily or more frequent basis. Bar-coding of merchandise and the use of scanners at receiving and point-of-sale allows the inventories of all stores to be automatically adjusted and sales automatically logged as customers check out. Purchasing, tracking and receiving systems assist in the efficient and timely distribution of merchandise to each superstore. Systems are in place to permit review, on a daily or more frequent basis, of sales information by store, category, vendor or employee in order to focus on store needs and employee productivity. In-store information systems are linked in our superstores directly to the corporate office.

  In order to improve operational productivity, facilitate timely decision making and support our future growth, we have implemented enhanced systems capabilities utilizing a fully integrated software system on an IBM AS/400 platform, together with store level systems and equipment. Our enhanced systems provide management with the capability to track gross margin and inventory levels by superstore on a daily basis. In addition, a Human Resource/Time Management/Payroll system allows daily analysis of labor costs by location. Management believes that the enhanced systems will be able to support our planned growth for the foreseeable future.

  For a discussion of Year 2000 compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Readiness."

Competition

  The retail athletic and outdoor footwear industry, which in 1997 had total sales in the United States of approximately $13 billion, is highly competitive. We compete primarily with sporting goods superstores, athletic footwear specialty stores, department stores, discount stores, traditional shoe stores, traditional sporting goods stores and mass merchandisers and other athletic footwear retailers, several of which have developed their own superstore concepts. We believe, however, that we operate the only significant superstore chain in the athletic and outdoor footwear industry. We believe that competition in the retail athletic footwear industry is based primarily on the number of styles of brand-name athletic and outdoor shoes offered, pricing and customer service. We believe that our superstore concept and, to a lesser extent our specialty store concept, will allow us to carry and display a larger number of the more popular styles of athletic and outdoor footwear than our competitors. Additionally, we believe that our pricing strategy and frequent buyer program encourage repeat shopping and customer loyalty. We may face periods of intense competition in the future which could have an adverse effect on our financial results.

Employees

  At January 30, 1999, we had approximately 15,000 employees, including those employed on a part-time or seasonal basis. The number of employees fluctuates during the year primarily due to seasonality. None of our employees is represented by a labor union.

  We attribute a large portion of our success in generating sales and maintaining various areas of cost control to our inclusion of virtually all sales employees in store-level incentive compensation plans. Many employees, from senior executives to store level management also participate in our incentive stock option plans. We also contribute to the cost of medical insurance coverage for those employees who are eligible to participate in our sponsored plans. All employees also receive discounts on our merchandise. We consider our relationship with our employees to be good.

Trademarks

  The Company owns the following federally registered service marks (in design form): "Just For Feet," "Just For Feet, World's Largest Athletic Shoe Store," "Just For Feet, Where The 13th Pair is FREE!" and "Athletic Attic." The Company believes its marks are valuable and, accordingly, intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States. This Report also mentions several registered trademarks owned by other companies including Nike(R), Reebok(R), New Balance(R), Adidas(R), Fila(R), K-Swiss(R), Asics(R), Converse(R), Timberland(R) and Rockport(R).

Executive Officers

     The executive officers of the Company are as follows:

         Name           Age                          Position
         ----           ---                          ---------
Harold Ruttenberg        56        Chairman of the Board and Chief
                                   Executive Officer
Helen Rockey             43        President and Chief Operating Officer
Eric L. Tyra             49        Executive Vice President - Finance and
                                   Chief Financial Officer
Adam J. Gilburne         36        Executive Vice President; President -
                                   Superstore Division
Warren Ruttenberg        30        Executive Vice President
Nicholas C. Kartalis     49        Executive Vice President - Superstore
                                   Sales
Don-Allen Ruttenberg     32        Executive Vice President
Scott C. Wynne           32        Executive Vice President - Operations
                                   and Secretary

          Mr. Harold Ruttenberg is the founder of the Company and has served as its Chairman and Chief Executive Officer since its inception in 1977. Mr. Ruttenberg also served as President from the Company's inception to March 1999. Harold Ruttenberg is the father of Warren and Don-Allen Ruttenberg.

          Ms. Rockey was appointed President and Chief Operating Officer in March 1999. Prior to joining the Company, Ms. Rockey served as President and Chief Executive Officer of Brooks Sports, Inc., a worldwide athletic footwear, apparel and accessories company, since 1994. For 11 years prior to joining Brooks, Ms. Rockey worked in a variety of positions with Nike, Inc.

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

          Mr. Gilburne has served as Executive Vice President of the Company and President - Superstore Division, since August 1997. Mr. Gilburne served as Vice President - Store Operations of the Company from March 1994 to December 1994, at which time he was promoted to Executive Vice President - Merchandising. Mr. Gilburne previously owned and operated a franchised Just For Feet store in San Antonio, Texas, which the Company acquired in March 1994. From 1986 until 1993, Mr. Gilburne was the President of a chain of baby and children's furniture stores located in Las Vegas, Nevada. Mr. Gilburne submitted his resignation from all positions with the Company on April 27, 1999, effective May 31, 1999.

          Mr. Warren Ruttenberg has served as Executive Vice President since March 1999. From November 1995 to March 1999, Mr. Ruttenberg served as Vice President of Sales and from March 1994 to November 1995 served as District Sales Manager. Warren Ruttenberg is the son of Harold Ruttenberg and the brother of Don-Allen Ruttenberg.

          Mr. Kartalis was appointed Executive Vice President - Superstore Sales of the Company in January 1999. Mr. Kartalis held various sales and management positions with Nike, Inc. from 1987 to 1992. Since 1992, Mr. Kartalis has held executive positions in sales, merchandising and marketing with Danskin, Inc. (1992-1994), Dick's Clothing and Sporting Goods, Inc. (1994), Apex One, Inc.
(1995) and Avia Group International (1995). From 1996 until he joined the Company, Mr. Kartalis was a consultant in the retail industry.

          Mr. Don-Allen Ruttenberg, who joined the Company in 1987, serves as Executive Vice President. He served as Executive Vice President - New Store Development from February 1997 to February 1999, and as Vice President - Merchandising from January 1994 to February 1997. Since 1987, Mr. Ruttenberg also has been actively involved in various merchandising aspects of the Company, focusing on footwear technology. Don-Allen Ruttenberg is the son of Harold Ruttenberg and the brother of Warren Ruttenberg.

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

Item 2.   Properties.
-------   ----------

          At January 30, 1999, the Company operated 120 Just For Feet superstores (not including the Sneaker Stadium superstores being converted or the 12 franchised superstores). With the exception of a Birmingham, Alabama store (which is subject to a ground lease), one store in Orlando, Florida and one store in Knoxville, Tennessee, all of the Company's superstore facilities are leased. The Company intends to lease all new superstores. The Company also operated 141 specialty stores, each of which is leased. Specialty stores are located primarily in enclosed shopping malls and, to a lesser extent, in retail strip centers.

          Certain leases for existing stores provide for fixed minimum rentals and provide for contingent rental payments based upon various specified percentages of sales above minimum levels. Certain leases also contain escalation clauses for increases in minimum rentals, operating costs and taxes. Certain other leases provide for future rent increases based upon increases in the Consumer Price Index. Superstore leases carry varying terms expiring between 2003 and 2019, excluding applicable renewal periods. Specialty store leases are typically for shorter initial terms and begin expiring in fiscal 1999, excluding renewal periods.

          The Company's corporate headquarters are located in a 42,000 square foot building completed in May 1997, on approximately 25 acres of Company-owned land in Birmingham, Alabama. The headquarters facilities also include a 36,000 square foot warehouse. The Company currently is planning the construction of a second office on the Birmingham corporate campus, expected to cost approximately $8.0 million over the next two years.

Item 3.   Legal Proceedings.
-------   -----------------

          On June 27, 1997, a lawsuit was filed by Donald K. Drucker, individually and on behalf of all others similarly situated, in the United States District Court for the Northern District of Alabama against the Company, Harold Ruttenberg, Don-Allen Ruttenberg, Scott C. Wynne, Adam Gilburne, Robert
C. Wabler, Pamela B. Ruttenberg, William Blair & Company and Montgomery Securities. The defendants are the Company; its Chairman and Chief Executive Officer; three other executive officers of the Company; the Company's former Chief Financial Officer and a former director; another former officer of the Company; and two of the four managing underwriters in the Company's June 1996 public offering of Common Stock. The individual defendants were selling shareholders in such offering. The plaintiff purports to represent a class consisting of all persons who purchased Common Stock of the Company in or traceable to the June 1996 public offering. The suit alleges that the Company's registration statement and the prospectus used in such offering contained materially misleading financial statements. The plaintiffs are seeking an unspecified amount of damages. On January 7, 1999, the court entered an order appointing Mr. Drucker as lead plaintiff and approving the selection of lead counsel. The Company and its named officers and directors deny liability on the claims and are vigorously defending the suit, which is only in the preliminary stages.

          On April 20, 1999, MBA Marketing Corporation, the sole superstore franchisee of Just For Feet, Inc., filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division, seeking declaratory judgment, an accounting and monetary damages against Just For Feet, Inc. and Casual Wear II, Inc. (the "Company"). The complaint alleges that the Company has breached its obligations under certain franchise agreements between it and the Plaintiff and seeks actual damages in excess of $82.5 million, punitive damages in excess of $25 million and the right to terminate the franchise agreements. The Company denies all allegations contained in the complaint and will vigorously defend these allegations.

          The Company and/or its subsidiaries also are involved in various legal proceedings that have arisen in the normal course of their business. While it is not possible to predict the outcome of such proceedings with certainty, the Company does not believe that the ultimate resolution of those proceedings or any of the litigation discussed above is likely to have a material adverse effect on its financial condition or its consolidated results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------

      No matter was submitted to a vote of security holders of the Company during the fourth quarter ended January 30, 1999.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol FEET. The following table sets forth, by fiscal quarter, the high and low sales prices of the Common Stock reported by The Nasdaq Stock Market for the last eight fiscal quarters ended January 30, 1999.

Fiscal Year Ended January 30, 1999       High Sale  Low Sale
---------------------------------------  ---------  --------
First Quarter ended April 30, 1998          $23.19     $14.50
Second Quarter ended July 31, 1998           29.13      18.50
Third Quarter ended October 31, 1998         23.50      11.13
Fourth Quarter ended January 30, 1999        23.63      12.63


  Fiscal Year Ended January 31, 1998     High Sale  Low Sale
---------------------------------------  ---------  --------
First Quarter ended April 30, 1997          $30.25    $14.00
Second Quarter ended July 31, 1997           22.25     15.88
Third Quarter ended October 31, 1997         20.30     11.88
Fourth Quarter ended January 31, 1998        18.00     12.38


     As of April 12, 1999, the number of shareholders of record of the Company's Common Stock was approximately 407 and the number of beneficial holders of the Company's Common Stock was approximately 15,100. The Company has not declared or paid any cash dividends on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition, contractual restrictions and other factors deemed relevant by the Board.

Item 6.  Selected Financial Data.
-------  ------------------------

The following income statement data for fiscal 1998, 1997, 1996, 1995 and 1994 have been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere herein. Prior to fiscal 1998, the Company's fiscal year ended on January 31. Effective for fiscal years beginning with fiscal 1998, the Company changed its fiscal year end to the Saturday closest to January 31. Prior to fiscal 1998, references to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1997" began February 1, 1997 and ended on January 31, 1998. "Fiscal 1998" began on February 1, 1998 and ended on January 30, 1999.

On July 2, 1998, we acquired Sneaker Stadium. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Sneaker Stadium have been included in our consolidated statement of earnings from the date of acquisition. Sneaker Stadium incurred significant net losses in each of its last three fiscal years and the first quarter of fiscal 1998 prior to our acquiring it in the second quarter of fiscal 1998. As of January 30, 1999, we had completed the conversion of 21 of the acquired Sneaker Stadium superstores to the Just For Feet format and expect to complete the conversion of 13 remaining acquired superstores by the end of the first quarter of fiscal 1999. The following financial information does not include historical financial information for Sneaker Stadium or pro forma financial information for such acquisition, all of which is contained in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 28, 1998.

As is discussed in Note 1 to the Company's Consolidated Financial Statements, effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel which are incremental and directly attributable to the opening of a new store. Under the new method the Company charges store opening costs to operations in the month the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. Pro forma amounts are shown for all periods which are affected to reflect amounts as if the change had been applied retroactively.

(In thousands, except per share and selected operating data)                 Fiscal Year
                                                        1998        1997       1996          1995         1994
-----------------------------------------------------------------------------------------------------------------
Statement of Earnings Data:
Net sales                                             $774,863    $478,638    $256,397     $119,819      $56,364
Cost of sales                                          452,330     279,816     147,526       68,969       32,492
-----------------------------------------------------------------------------------------------------------------
    Gross profit                                       322,533     198,822     108,871       50,850       23,872
Franchise fees, royalties
 and other revenue                                       1,299       1,101         581          485          379
Operating expenses:
 Store operating                                       232,505     139,659      69,329       33,264       16,197
 Store opening costs                                    13,669       6,728      11,240        2,712          700
 Amortization of intangibles                             2,072       1,200         180          157          155
 General and administrative                             24,341      18,040       7,878        3,575        2,429
-----------------------------------------------------------------------------------------------------------------
    Operating income                                    51,245      34,296      20,825       11,627        4,770
Interest (expense) income, net                          (7,916)        (76)      3,918        2,931          376
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
 effect of change in accounting principle               43,329      34,220      24,743       14,558        5,146
Provision for income taxes                              16,681      12,817       8,783        4,836        1,928
-----------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of change in
 accounting principle                                   26,648      21,403      15,960        9,722        3,218
Cumulative effect on prior years of
 change in accounting principle                              -           -      (2,041)           -            -
-----------------------------------------------------------------------------------------------------------------
 Net earnings                                         $ 26,648    $ 21,403    $ 13,919     $  9,722      $ 3,218
=================================================================================================================
Basic Earnings Per Share:
 Before cumulative effect of change
  in accounting principle                             $   0.87    $   0.72    $   0.58     $   0.40      $  0.19
 Cumulative effect on prior years of
  change in accounting principle                             -           -       (0.08)           -            -
-----------------------------------------------------------------------------------------------------------------
 Net earnings                                         $   0.87    $   0.72    $   0.50     $   0.40      $  0.19
=================================================================================================================
Diluted Earnings Per Share:
 Before cumulative effect of change
 in accounting principle                              $   0.84    $   0.70    $   0.55     $   0.38      $  0.18
 Cumulative effect on prior years of
  change in accounting principle                             -           -       (0.07)           -            -
-----------------------------------------------------------------------------------------------------------------
 Net earnings                                         $   0.84    $   0.70    $   0.48     $   0.38      $  0.18
=================================================================================================================
Weighted Average Shares Outstanding:
 Basic                                                  30,737      29,615      27,627       24,246       17,017
 Diluted                                                31,852      30,410      29,096       25,546       17,948
-----------------------------------------------------------------------------------------------------------------
Pro Forma Amounts Assuming the Change in Accounting
 Principle is Applied Retroactively:
    Net earnings                                                                           $  8,487      $ 2,607
    Basic net earnings per share                                                           $   0.35      $  0.15
    Diluted net earnings per share                                                         $   0.33      $  0.15

=================================================================================================================
Selected Operating Data/(1)/:
 Increase in comparable store sales                        3.2%        4.5%       24.7%        17.9%        10.2%
 Number of comparable stores:
    Superstores                                             62          42          27           15            5
    Specialty stores                                        85

Balance Sheet Data (at end of year):
 Working capital                                      $316,798    $155,461    $167,829     $108,304      $64,617
 Total assets                                          689,396     448,352     375,834      243,580       89,505
 Long-term obligations                                 216,203      16,646       6,488        6,696        3,102
 Shareholders' equity                                  325,706     268,084     218,556      149,270       72,983

/(1)/ Company operated superstores are included in the comparable store sales calculation beginning generally in the thirteenth month of operation or upon their acquisition, assuming at least twelve months of prior operations. The acquired Sneaker Stadium superstores will be included in the comparable sales base beginning in the fourteenth month after reopening as a Just For Feet superstore. Specialty stores were not included in the comparable store sales base until fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Results of Operations.
        ---------------------

Overview

  Just For Feet operates retail stores in the brand-name athletic and outdoor footwear and apparel market. Just For Feet was founded in 1977 with the opening of a small mall-based store, and, in 1988, opened its first superstore in Birmingham, Alabama. As a result of the success and high sales volume generated by the larger store format, the Company has focused primarily on developing and refining its superstore concept. In addition to the prototype superstore, the Company operates high visibility, high profile "flagship" superstores in select markets which provide added entertainment.

Superstore and Specialty Store Operations
-----------------------------------------

  As of January 30, 1999, there were 120 Just For Feet superstores operating in 23 states and Puerto Rico (excluding the 13 Sneaker Stadium superstores currently being converted and the 12 superstores operated by Just For Feet's only franchisee). Of the 120 Company operated superstores, 23 superstores were opened in fiscal 1997 and 26 superstores were opened in fiscal 1998, along with 21 converted Sneaker Stadium superstores. The Company plans to open approximately 25 superstores during each of fiscal 1999 and 2000 (excluding those we acquired from Sneaker Stadium). The Company may accelerate the opening of new superstores in any one fiscal quarter.

  As part of its long-term growth strategy, the Company entered the smaller specialty store market of the athletic and outdoor footwear and apparel industry in 1997 through the acquisitions of Athletic Attic and Imperial Sports, which are now operated as the specialty store division of the Company. Both acquisitions have been accounted for as purchases and, accordingly, the results of operations of these acquired businesses are included in the Company's consolidated statements of earnings from their respective acquisition dates. As of January 30, 1999, the Company operated 141 company-owned specialty stores in 18 states (excluding 42 franchised specialty stores). The Company opened 51 new specialty stores in fiscal 1998 and plans to open approximately 60 new specialty stores in fiscal 1999 and approximately 50-100 in fiscal 2000.

  To accommodate the Company's superstore and specialty store expansion strategy, the Company has increased its corporate staff. In addition, the specialty stores have a higher general and administrative expense structure as a percent of net sales than the superstore operations. These factors resulted in general and administrative costs increasing to 3.8% of sales during fiscal 1997 from 3.1% in fiscal 1996. General and administrative costs decreased to 3.1% of sales for fiscal 1998 from 3.8% for fiscal 1997 primarily due to leverage from increasing Company sales.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. Comparable store sales increased 3.2% in fiscal 1998, 4.5% in fiscal 1997, 24.7% in fiscal 1996, 17.9% in fiscal 1995, 10.2% in fiscal
1994, and 6.2% in fiscal 1993. No assurance can be given that increases in comparable store sales will continue. The first quarter of fiscal 1998 was the first quarter that the Company included the specialty stores in the comparable store sales base.

  Effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening salaries and travel that are incremental and directly attributable to the opening of a new store. The Company now charges these costs to operations in the month that the store opens. Previously, store opening costs were capitalized and amortized over the 12 months following the store opening. The cumulative effect of this change in accounting principle resulted in a charge to operations at the beginning of the year ended January 31, 1997 of $2.0 million, net of income taxes of $1.1 million.

  In April 1998, Statement of Position No. 98-5 Reporting on the Cost of Start-Up Activities (the "SOP") was issued, which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The Company is required to adopt this SOP in the first quarter of fiscal 1999. If the SOP had been adopted for the year ended January 30, 1999, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the year ended January 30, 1999 would have been to increase operating expenses by approximately $2.0 million and decrease net income by approximately $1.3 million ($0.04 per basic and diluted share).

  Prior to fiscal 1998, the Company's fiscal year ended on January 31. Effective for fiscal years beginning with fiscal 1998, the Company changed its fiscal year end to the Saturday closest to January 31. Prior to fiscal 1998, references to fiscal year by date refer to the fiscal year beginning February 1 of that calendar year; for example "fiscal 1997" began February 1, 1997 and ended on January 31, 1998. "Fiscal 1998" began on February 1, 1998 and ended on January 30, 1999. "Fiscal 1999" began on January 31, 1999 and will end on January 29, 2000.

Sneaker Stadium
---------------

  On July 2, 1998, the Company acquired Sneaker Stadium, Inc., an operator of 39 athletic footwear and apparel superstores located primarily in the Northeast and Mid-Atlantic United States. Sneaker Stadium incurred significant losses in each of its last three fiscal years and the first quarter of fiscal 1998, prior to our acquisition of it. In addition, Sneaker Stadium historically experienced lower average sales per store and lower gross margins than those typically experienced by our superstores. The acquisition of Sneaker Stadium increased the number of superstores operated by us by approximately 44%. The acquired superstores also are located in geographic areas in which we had not previously operated a significant number of superstores. We expect the aggregate cost of remodeling such stores to be approximately $27.0 million, approximately $7.0 million more than our initial cost estimates. Through January 30, 1999, we had remodeled and reopened 21 former Sneaker Stadium superstores, permanently closed one store and scheduled 13 former Sneaker Stadium superstores for remodeling with reopening dates in the first quarter of fiscal 1999.

  The initial process of liquidating old inventory, remodeling the acquired stores, restocking inventory, retraining store personnel and reopening the first group of former Sneaker Stadium superstores as Just For Feet superstores encountered unforeseen difficulties, resulting primarily from our attempt to reopen the stores at Thanksgiving in order to take advantage of the Christmas shopping season. The aggressive construction schedule did not permit sufficient time to complete and adequately stock the in-store warehouse in many of the stores, resulting in those stores opening with only approximately one-half of the planned inventory. This factor, combined with unusually warm weather in the Northeast, resulted in lower sales than anticipated and increased expense, primarily due to on-going construction and fixturing in the stores and the staffing of such reopened stores at full operational levels. On average, converted stores did not achieve the operating results we expected for the first several months of post-reopening activity. Even though we believe we have now made substantial progress in integrating Sneaker Stadium, the failure to do so could have a material adverse effect not only on such operations but also on our consolidated results of operations and financial condition. Even though we expect all construction and fixturing to be completed on the second group of converted superstores before they reopen, we currently believe that the converted superstores will not, at least in the near term, achieve average sales or average operating results comparable to average results achieved at our existing mature superstores. Furthermore, there cannot be any assurance that these converted superstores will ever achieve average sales or average operating results comparable to the average sales and operating results we have achieved at our existing mature superstores.

  The remaining acquired stores that are to be remodeled and reopened as Just For Feet superstores must be closed during the remodeling period. During such remodeling period, we incur rent and other store expenses, including salaries and wages, without generating any sales at such sites. These expenses, which would otherwise be recognized as store operating costs, are recognized as store pre-opening expenses.

  The integration of Sneaker Stadium as described above adversely affected our results of operations for the fourth quarter of fiscal 1998 and may do so in the future.

  In connection with the acquisition, Just For Feet assumed $43.0 million of existing Sneaker Stadium debt and, if the acquired Sneaker Stadium superstores attain certain future financial targets, the Company will make additional payments of up to $33.0 million on or after April 30, 2002. Concurrent with the acquisition, an affiliate of Thomas H. Lee Company, one of the former owners of Sneaker Stadium, purchased from the Company 926,355 shares of common stock and warrants to purchase an additional 923,591 shares of common stock at an exercise price of $21.59 per share, for a total investment of $20.0 million. The estimated fair market value of the warrants on July 2, 1998 was $6.7 million and, for accounting purposes, the warrants were considered part of the consideration paid by the Company for Sneaker Stadium. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Sneaker Stadium are included in the Company's consolidated statement of earnings from the July 2, 1998 acquisition date.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                                                                Fiscal Year
                                                                                         --------------------------
                                                                                         1998       1997      1996
                                                                                         -----      -----     -----
Net sales                                                                                100.0%     100.0%    100.0%
Cost of sales                                                                             58.4       58.5      57.5
                                                                                         -----      -----     -----
 Gross profit                                                                             41.6       41.5      42.5
Franchise fees, royalties and other revenue                                                0.2        0.2       0.2
Operating expenses:
 Store operating                                                                          30.0       29.2      27.0
 Store opening costs                                                                       1.8        1.4       4.4
 Amortization of intangibles                                                               0.3        0.2
 General and administrative                                                                3.1        3.8       3.1
                                                                                         -----      -----     -----
   Operating income                                                                        6.6        7.1       8.2
Interest (expense) income, net                                                            (1.0)        --       1.5
                                                                                         -----      -----     -----
Earnings before income taxes and cumulative effect of change in accounting principle       5.6        7.1       9.7
Provision for income taxes                                                                 2.2        2.6       3.4
                                                                                         -----      -----     -----
Earnings before cumulative effect of change in accounting principle                        3.4        4.5       6.3
Cumulative effect on prior years of change in accounting principle                          --         --      (0.8)
                                                                                         -----      -----     -----
   Net earnings                                                                            3.4%       4.5%      5.5%
                                                                                         =====      =====     =====

Fiscal 1998 Compared to Fiscal 1997

  Impact of Sneaker Stadium Superstore Sales. The Company acquired 39 Sneaker
  -------------------------------------------
Stadium superstores on July 2, 1998. During fiscal 1998, 24 of these acquired superstores ran clearance sales primarily in the July through September 1998 period and were closed. These superstores then underwent renovation and construction with 21 reopening as Just For Feet superstores in late November 1998. The remaining Sneaker Stadium superstores began clearance sales in early November 1998 and 12 were closed during January 1999 for remodeling and construction. The Company plans for 13 of these superstores to reopen as Just For Feet superstores in the first quarter of fiscal 1999. As a result of the unusually high volume of sales with lower gross profit from the clearance sales, consolidated gross profit and store operating expenses, as a percentage of net sales, have been reduced below typical operating levels.

  Net Sales.  Net sales increased approximately $296.2 million, or approximately
  ----------
61.9%, to $774.9 million for fiscal 1998 compared to net sales of $478.6 million for fiscal 1997. This increase was primarily attributable to 26 new superstores, 21 converted superstores (formerly Sneaker Stadium superstores) and 51 new specialty stores opened during the year, an increase in comparable store sales of 3.2% and additional sales during the year of $93.4 million from the Sneaker Stadium superstores acquired in July 1998. The calculation of comparable store sales included 62 superstores and 85 specialty stores at January 30, 1999.

  Gross Profit. Gross profit for fiscal 1998 increased to $322.5 million or
  -------------
62.2% from $198.8 million in fiscal 1997 as a result of increased sales. As a percentage of net sales, gross profit increased to 41.6% for fiscal 1998 from 41.5% for fiscal 1997 primarily as a result of increased vendor discounts and less promotional activity than in the prior year, offset by the dilutive impact of the clearance sales at the acquired Sneaker Stadium superstores.

  Store Operating Expenses.  Store operating expenses increased $92.8 million or
  -------------------------
approximately 66.5% to $232.5 million in fiscal 1998 from $139.7 million in fiscal 1997. The increase was primarily attributable to the operating expenses of the 26 new superstores and 51 new specialty stores opened during fiscal 1998, as well as the operating expenses of the 39 Sneaker Stadium superstores acquired in July 1998. As a percentage of net sales, store operating expenses increased to 30.0% for fiscal 1998 from 29.2% for fiscal 1997 primarily as a result of higher payroll and occupancy expenses, as a percentage of net sales, for the specialty stores and the acquired Sneaker Stadium superstores; increased superstore regional management payroll and related expenses and the increase in superstore payroll (partially as a result of the impact of the minimum wage increase in September 1997), all of which were partially offset by lower net advertising costs as a percentage of net sales for the Just For Feet superstores.

  Store Opening Costs. Store opening costs are charged to operations in the
  --------------------
month the applicable store opens. These costs increased approximately $7.0 million to $13.7 million for fiscal 1998 from $6.7 million for fiscal 1997. This increase is primarily attributable to costs associated with re-opening 21 of the acquired Sneaker Stadium superstores, as well as the costs to open 26 superstores and 51 specialty stores in fiscal 1998 as compared to the costs to open 23 superstores and six specialty stores in fiscal 1997. As a percentage of net sales, such costs increased to 1.8% for fiscal 1998 from 1.4% in fiscal 1997.

  Amortization of Intangibles.  Amortization of intangibles, which includes
  ----------------------------
amortization of goodwill and franchise rights, increased to approximately $2.1 million for fiscal 1998 from approximately $1.2 million for fiscal 1997. This increase is primarily attributable to the amortization of goodwill resulting from the acquisitions of the specialty stores in fiscal 1997 and Sneaker Stadium in fiscal 1998.

  General and Administrative Expenses.  General and administrative expenses
  ------------------------------------
increased approximately $6.3 million or 34.9%, to $24.3 million for fiscal 1998 from $18.0 million for fiscal 1997. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth and the general and administrative expenses attributed to the Sneaker Stadium acquisition. As a percentage of net sales, general and administrative expenses decreased to approximately 3.1% for fiscal 1998 from approximately 3.8% for fiscal 1997. This decrease was due primarily to the increase in sales and the reduction in the percentage of such expenses at the specialty store division as that division continues to rationalize its overhead structure, as well as management's continued focus on controlling such costs.

  Operating Income. Operating income increased 49.4% to $51.2 million for fiscal
  -----------------
1998 from $34.3 million for fiscal 1997. Operating income, as a percentage of net sales, decreased to 6.6% for fiscal 1998 from 7.1% for fiscal 1997 primarily due to the increases in store operating expenses and store opening costs which were partially offset by a decrease in general and administrative expenses as a percentage of net sales, as outlined above.

  Interest Expense/Income, Net.  Net interest expense was approximately $7.9
  -----------------------------
million for fiscal 1998 compared to $76,000 for fiscal 1997. The increase in net interest expense was primarily due to the increase in debt to fund the acquisition of Sneaker Stadium and to fund the capital expenditures and working capital requirements for opening 26 new superstores, 51 new specialty stores and the renovation and working capital requirements of the acquired Sneaker Stadium superstores during fiscal 1998.

  Provision for Income Taxes. The Company's combined effective federal and state
  ---------------------------
income tax rate increased to 38.5% for fiscal 1998 as compared to 37.5% for fiscal 1997 primarily from the impact of non-taxable interest income in fiscal 1997 and the inclusion of non-deductible goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium.

  Net Income.  As a result of the above factors, net income increased
  -----------
approximately 24.5% to $26.6 million for fiscal 1998 from $21.4 million for fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

  Net Sales. Net sales increased $222.2 million or approximately 86.7% for
  ----------
fiscal 1997 to $478.6 million compared to net sales of $256.4 million for fiscal 1996. This increase was primarily attributable to additional sales of $68.9 million from the 23 new superstores opened during the year, an increase in comparable store sales of 4.5%, and additional sales of approximately $60.5 million from the specialty stores acquired during fiscal 1997. The calculation of comparable store sales for the year included 42 superstores. The specialty store division of the Company consists of Athletic Attic and Imperial Sports which were acquired on March 17, 1997 and May 14, 1997, respectively.

  Gross Profit. Gross profit increased to $198.8 million or 82.6% for fiscal
  -------------
1997 from $108.9 million in fiscal 1996 as a result of increased sales. As a percentage of net sales, gross profit decreased to 41.5% for fiscal 1997 from 42.5% for fiscal 1996, primarily as a result of programs utilized to increase sales and to reduce inventory in the second half of fiscal 1997.

  Store Operating Expenses. Store operating expenses increased $70.4 million or
  -------------------------
101.6% to $139.7 million in fiscal 1997 from $69.3 million in fiscal 1996. This increase was primarily attributable to the operating expenses of the 23 superstores opened during fiscal 1997 and the operating expenses of the acquired specialty stores. As a percentage of net sales, store operating expenses increased to 29.2% in fiscal 1997 from 27.0% in fiscal 1996 primarily as a result of increased superstore regional management payroll and related expenses and increases in superstore level payroll as a result of the impact of minimum wage increases in October 1996 and September 1997.

  Store Opening Costs. Store opening costs are charged to operations in the
  --------------------
month the applicable store opens. Twenty-three superstores were opened during each of fiscal 1997 and 1996. Store opening costs decreased $4.5 million or 40.1% to $6.7 million in fiscal 1997 from $11.2 million in fiscal 1996, reflecting a reduction in per store opening costs as a result of increased focus on controlling costs in this area.

  Amortization of Intangibles. Amortization of intangibles, which includes
  ----------------------------
amortization of goodwill and franchise rights, increased to approximately $1.2 million for fiscal 1997 from approximately $0.2 million for fiscal 1996. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic and Imperial Sports.

  General and Administrative Expenses. General and administrative expenses of
  ------------------------------------
$18.0 million increased approximately $10.1 million, or 127.8% in fiscal 1997 from $7.9 million in fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 3.8% in fiscal 1997 as compared to 3.1% for fiscal 1996, primarily attributable to increased corporate staff and facilities to support the Company's current and future growth and the acquisitions of the specialty stores which have higher general and administrative expenses as a percentage of net sales than the Company had experienced prior to the acquisitions.

  Operating Income. Operating income increased 64.9% to $34.3 million in fiscal
  -----------------
1997 from $20.8 million in fiscal 1996 as a result of growth in the superstore division and the results of operations in the acquired specialty store division. As a percentage of net sales, operating income decreased from 8.2% in fiscal 1996 to 7.1% in fiscal 1997, due primarily to the percentage decline in gross profit margin and increases, as a percentage of net sales, in store operating expenses, general and administrative expenses and amortization of intangibles, offset by the decline in store opening costs as a percentage of net sales, as discussed above.

  Interest Expense/Income, Net. Net interest expense was approximately $76,000
  -----------------------------
in fiscal 1997, compared to net interest income of approximately $3.9 million in fiscal 1996. The decrease was primarily due to the decrease in cash as a result of financing the acquisitions of the specialty stores, cash outlays for opening 23 new superstores during fiscal 1997 and the remodeling and information systems improvements at the specialty store division.

  Net Income. As a result of the above factors, net income increased 54.0% to
  -----------
approximately $21.4 million in fiscal 1997 from $13.9 million in fiscal 1996.

Seasonality and Quarterly Fluctuations

  The Company does not experience significant seasonal fluctuations in its business. However, the highest sales periods for the Company's stores are the spring, back-to-school and Christmas selling seasons. The Company also generally experiences lower gross margins during January, February, September and October due to retail markdowns taken to clear seasonal merchandise. Quarterly results may fluctuate materially depending on the timing of new store openings and related store opening expenses, net sales contributed by new stores and increases or decreases in comparable store sales. The sum of earnings per share for the quarters will not necessarily equal the earnings per share for the fiscal years due to rounding. The following table sets forth certain unaudited results of operations for the Company's last eight fiscal quarters. The unaudited information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.


                                                                             Fiscal 1998
                                                              --------------------------------------------------
                                                                First        Second       Third        Fourth
(In thousands, except per share and store data)                Quarter      Quarter      Quarter       Quarter
-----------------------------------------------               --------      --------     -------       -------
Net sales                                                      $151,921     $175,329     $226,008     $ 221,605
Gross profit                                                     63,618       75,516       91,147        92,252
Earnings before income taxes                                      9,457       12,969       16,326         4,577
Net earnings                                                   $  5,816     $  7,976     $ 10,040     $   2,816
Basic net earnings per common and common equivalent share      $   0.19     $   0.26     $   0.32     $    0.09
Diluted net earnings per common and common equivalent share    $   0.19     $   0.25     $   0.32     $    0.09
Basic weighted average shares outstanding                        30,044       30,532       31,180        31,193
Diluted weighted average shares outstanding                      31,172       32,199       31,795        32,229
Company superstores at the end of the period                         84           90/(1)/      94/(1)/      120/(2)/
Company specialty stores at the end of the period                   101          109          122           141

--------------
/(1)/ Does not include any of the 39 Sneaker Stadium superstores acquired by the Company on July 2, 1998.
/(2)/ Does not include three Sneaker Stadium superstores in the process of holding going-out-of-business sales and 13 Sneaker Stadium superstores under renovation during the period.


                                                                                Fiscal 1997
                                                              ------------------------------------------------
                                                                First        Second       Third        Fourth
(In thousands, except per share and store data)                Quarter      Quarter      Quarter       Quarter
-----------------------------------------------               --------      --------     -------       -------
Net sales                                                      $92,803      $112,369     $131,033     $142,433
Gross profit                                                    39,002        47,254       53,567       58,999
Earnings before income taxes                                     8,253         7,877        8,813        9,277
Net earnings                                                   $ 5,201      $  4,805     $  5,376     $  6,021
Basic net earnings per common and common equivalent share      $  0.18      $   0.16     $   0.18     $   0.20
Diluted net earnings per common and common equivalent share    $  0.18      $   0.16     $   0.18     $   0.20
Basic weighted average shares outstanding                       28,687        29,796       29,984       29,991
Diluted weighted average shares outstanding                     29,580        30,881       30,611       30,581
Company superstores at the end of the period                        54            61           66           73
Company specialty stores at the end of the period                   30            85           87           92


LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital have been cash flows from operations, borrowings under its revolving credit facility and other credit facilities and proceeds from public offerings of securities. The Company had working capital of $316.8 million, $155.5 million and $167.8 million at January 30, 1999, January 31, 1998 and January 31, 1997, respectively. The principal use of cash has been to fund acquisitions and store operations, to remodel the acquired Sneaker Stadium superstores and to purchase inventory, equipment and fixtures. During fiscal 1998, the Company spent approximately $79.3 million for property and equipment, including approximately $53.9 million to open new stores, approximately $17.6 million for improvements to existing stores, and approximately $7.8 million for corporate additions and improvements. The Company's short-term operational cash requirements are not highly seasonal. The Company had approximately $12.4 million in cash and cash equivalents as of January 30, 1999.

  On July 2, 1998, the Company consummated the private placement of 926,355 shares of common stock and warrants to purchase an additional 923,591 shares of common stock to an affiliate of Thomas H. Lee Company, one of the former owners of Sneaker Stadium. The warrants are exercisable at any time prior to July 2, 2003, at a price of $21.59 per share. The Company received $20.0 million from such private placement.

  On December 10, 1998, the Company obtained a $200.0 million senior revolving credit facility from a syndicate of banks. The revolving credit facility terminates on December 10, 2001 and bears interest at a floating rate above either prime or LIBOR. The facility is secured by the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary, guaranteed by all of the domestic subsidiaries, and is subject to certain restrictive covenants.

  On February 23, 1999, the Company obtained an $80.0 million term loan generally on the same terms as the revolving facility. The borrowings under the term loan were applied to repay borrowings under the Company's revolving credit facility originally incurred to fund expenditures arising from the conversion and reopening of acquired Sneaker Stadium superstores, expansion of the superstore and specialty store operations and related working capital needs.

  On April 14, 1999, the Company completed a $200.0 million private debt offering (see Note 13). Proceeds from this debt offering were used to repay the $80.0 million term loan and approximately $113.0 million of the credit facility discussed above.

  The Company finances certain store fixtures, point-of-sale (POS) equipment and management information systems through various financing arrangements which may involve capital leases and/or senior term loans.

  Just For Feet's future capital requirements are primarily for the opening of new superstores and specialty stores and the conversion of the remaining Sneaker Stadium superstores to the Just For Feet format and operating systems. The Company estimates that the total cash required to open a new 15,000 to 20,000 square foot prototype superstore, including store fixtures and equipment, leasehold improvements, net working capital and store opening costs, typically ranges from $1.5 to $2.5 million, depending on the amount of vendor and landlord assistance. The Company estimates that the total cash required to open a 4,000 to 6,000 square foot specialty store ranges from $300,000 to $400,000.

  The Company anticipates opening a total of approximately 25 new superstores, 13 remodeled former Sneaker Stadium superstores and approximately 60 new specialty stores in fiscal 1999, and approximately 25 new superstores and approximately 50-100 new specialty stores in fiscal 2000. The cost to remodel a Sneaker Stadium superstore is approximately $500,000 to $1,000,000. The Company generally increases the average inventory at these superstores from approximately $1.3 million prior to remodeling to approximately $1.8 million at their reopening.

  The Company plans to spend approximately $65.0 to $70.0 million on capital expenditures in 1999, including up to $5.0 million in connection with the construction of a second office building on the campus of its existing Birmingham, Alabama headquarters, approximately $54.0 to $59.0 million primarily in connection with the opening of new superstores (including two flagship superstores) and specialty stores and approximately $6.0 million in connection with other capital improvements to its business. Total capital expenditures for the construction of its second office building are estimated to be $8.0 million over the next two years. The company estimates the cost of opening the two flagship superstores planned for 1999, including capital expenditures with respect to such superstores, will aggregate approximately $6.0 million.

  The Company is not currently planning any material expenditures other than those mentioned above, and believes that after application of the net proceeds of the debt offering, internally generated funds, cash on hand and bank borrowings will be adequate to fund its anticipated needs through at least the end of fiscal 1999.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

  In April 1998, Statement of Position No. 98-5 Reporting on the Cost of Start-Up Activities (the "SOP") was issued, which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The Company is required to adopt this SOP in the first quarter of fiscal 1999. If the SOP had been adopted for the year ended January 30, 1999, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of $375,000. The effect on the year ended January 30, 1999 would have been to increase operating expenses by approximately $2.0 million and decrease net income by approximately $1.3 million ($0.04 per basic and diluted share).

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted for years beginning after June 15, 1999. The Company has not yet evaluated the effect which SFAS No. 133 may have on its financial statements.

IMPACT OF INFLATION

  The Company does not believe that inflation has had a material, adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

YEAR 2000 READINESS

  As part of the Company's Compliance Validation Project, the Company has assessed its hardware and software systems for Year 2000 compliance. The Company also established policies and procedures to coordinate changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the Year 2000 and beyond. The critical business systems used by the Company are segregated into five categories for the discussion of system compliance, findings, certifications, and remediation of software. The categories include the following:

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

All known Year 2000 upgrade, replacement or remediation efforts for key systems are complete with the following two exceptions:

 .  User files generated through desktop office automation applications
   (estimated completion date June 1999).
 .  Specialty store division's cash register applications on IBM's Retail
   Applications for DOS (estimated completion date June 1999).

  The Company relies on two applications to manage inventory and monitor sales activity. The two applications are Island Pacific's I3 Merchandising Applications for Retail ("I3") and IBM's Retail Applications for DOS ("RADOS"). Another application, Premenos, provides electronic data interchange ("EDI") interface capabilities between the Company and vendors for I3 processing. I3 is an inventory and distribution management system that the Company uses to analyze sales and inventory, and to purchase, price and distribute product. The Company also uses an integrated financial package from I3. The Company does not use any other application for inventory item control or for recording financial information. The I3 version 1.3, is the latest supported software release of these applications and is certified Year 2000 compliant by the vendor. I3 runs on the Company's IBM AS400 model 535 computer. The AS400 runs IBM OS400 operating system software, which IBM certifies is Year 2000 compliant. In addition, as part of the AS400 upgrades, which took place in 1997 as part of a normal maintenance routine, the Company ensured Year 2000 compliance of that hardware. The Company also completed a conversion of all point of sale ("POS") equipment in its superstores to address enhanced operational needs which also ensured Year 2000 compliance of those terminals. The completion date of the upgrade to the Year 2000 RADOS release for the specialty stores is estimated to be June 1999. All superstore POS registers now operate on the latest version of RADOS, which IBM certifies as being Year 2000 compliant. RADOS runs on IBM 4694 model 144 POS terminals. These terminals are upgraded to the latest version of hardware BIOS. The oldest terminal in the Company inventory is approximately two years old.

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

  The human resource application employed by the Company was internally developed approximately two years ago. The system was developed using Delphi development tools and is integrated with an Oracle database that contains employee data. The application and the supporting database are currently processing century dates. The Company does plan a major revision or replacement of the system in the next two years.

  The Family Plan application, the Company's "13th pair is free" customer purchase tracking system, tracks customer's shoe purchases and after 12 pairs are purchased, provides customers with a free pair of shoes (the 13th pair is free) at a value equal to the average purchase price of the 12 purchased pairs of shoes. The system was developed approximately three years ago using the Delphi development tool kit and is Year 2000 compliant. The application has two components; a corporate application for tracking and reporting and a store component for inquiry and redemption. The corporate application runs on a Solaris 3000 operating system, utilizing Solaris 2.6 and Oracle 7.3. The store component runs on a Compaq, Windows 95B personal computer. All system hardware and software for both components are Year 2000 compliant.

  The Company's payroll system consists of the following three major components:

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

  The Company's other applications which are not dependent on computers or software such as security, fire, phone, audio and visual entertainment systems, heating and air conditioning and other such systems have been evaluated and are considered to be Year 2000 compliant. Vendor surveys and requests for certifications of Year 2000 compliance are being developed. All major vendors considered critical to the Company's business continuity have been contacted directly by phone. The process of finalizing communications with the Company vendors was completed in early 1999.

  The Company has not developed a contingency plan but will do so, if deemed necessary, upon completion of its assessment of vendor readiness with regard to the Year 2000 issue. The Company has not incurred any significant historical costs related to the Year 2000 issue as their systems have been upgraded as part of the Company's normal maintenance routines and also due to their rapid growth. Management currently estimates that the total remaining costs of achieving Year 2000 compliance and of assessing major vendor compliance will not exceed $500,000. The most likely worst case scenario would be the interruption of inventory flow due to our vendors experiencing Year 2000 problems. Any failure of the Company's computer system or those of certain third parties to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk
--------  ---------------------------------------------------------

The Company's major "market risk" exposure is the effect of changing interest rates. The Company manages its interest exposure by using a combination of fixed and variable rate debt. At January 30, 1999, the Company's debt consisted of approximately $30.4 million of fixed-rate debt with a weighted average interest rate of 7.7% and $190.2 million of variable-rate debt with a weighted average interest rate of 6.8%. If interest rates on such variable debt were to increase by 68 basis points (one-tenth of the weighted average variable-rate at January 30, 1999), the net impact on the Company's results of operations and cash flows would not be material.


Item 8.  Financial Statements
-------  --------------------

The following financial statements are filed with this report:

        Independent Auditors' Report
        Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998. Consolidated Statements of Earnings for the years ended
               January 30, 1999, January 31, 1998 and January 31, 1997. Consolidated Statements of Shareholders' Equity for the years ended
               January 30, 1999, January 31, 1998 and January 31, 1997. Consolidated Statements of Cash Flows for the years ended
               January 30, 1999, January 31, 1998 and January 31, 1997.
        Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF JUST FOR FEET, INC.:


We have audited the accompanying consolidated balance sheets of Just For Feet, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Just For Feet, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the store opening costs effective February 1, 1996.


Deloitte & Touche LLP
Birmingham, Alabama
April 23, 1999

                     JUST FOR FEET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                January 30,              January 31,
          (In thousands except per share amounts)                 1999                      1998
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                       $ 12,412                 $ 82,490
 Accounts receivable                                               18,875                   15,840
 Merchandise inventories                                          399,901                  206,128
 Other                                                             18,302                    6,709
---------------------------------------------------------------------------------------------------
     Total current assets                                         449,490                  311,167
PROPERTY AND EQUIPMENT, NET                                       160,592                   94,529
GOODWILL, NET                                                      71,084                   36,106
OTHER ASSETS                                                        8,230                    6,550
---------------------------------------------------------------------------------------------------
                                                                 $689,396                 $448,352
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings                                           $     --                 $ 90,667
 Accounts payable                                                 100,322                   51,162
 Accrued expenses                                                  24,829                    9,292
 Income taxes                                                                                1,363
 Deferred income taxes                                                902
   Current maturities of long-term obligations                      6,639                    3,222
---------------------------------------------------------------------------------------------------
     Total current liabilities                                    132,692                  155,706

LONG-TERM OBLIGATIONS                                             216,203                   16,646
DEFERRED LEASE RENTALS                                             13,162                    7,212
DEFERRED INCOME TAXES                                               1,633                      704
---------------------------------------------------------------------------------------------------
     Total liabilities                                            363,690                  180,268
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 6, 10 AND 12)

SHAREHOLDERS' EQUITY:
 Preferred stock -- par value $.0001 per share; 5,000
  shares authorized; none issued
 Common stock -- par value $.0001 per share; 70,000 shares
  authorized; 31,197 (1999) and 29,993 (1998) shares issued and
    outstanding                                                         3                        3
 Paid-in capital                                                  249,590                  218,616
 Retained earnings                                                 76,113                   49,465
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                   325,706                  268,084
---------------------------------------------------------------------------------------------------
                                                                 $689,396                 $448,352
===================================================================================================

See notes to consolidated financial statements.

                     JUST FOR FEET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             Fiscal
            (In thousands except per share amounts)                1998       1997       1996
------------------------------------------------------------------------------------------------
NET SALES                                                        $774,863   $478,638   $256,397
COST OF SALES                                                     452,330    279,816    147,526
                                                                 --------   --------   --------
GROSS PROFIT                                                      322,533    198,822    108,871
                                                                 --------   --------   --------
FRANCHISE FEES, ROYALTIES AND OTHER REVENUE                         1,299      1,101        581
------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Store operating                                                232,505    139,659     69,329
   Store opening costs                                             13,669      6,728     11,240
   Amortization of intangibles                                      2,072      1,200        180
   General and administrative                                      24,341     18,040      7,878
                                                                 --------   --------   --------
          Total operating expenses                                272,587    165,627     88,627
------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   51,245     34,296     20,825
INTEREST EXPENSE                                                   (8,059)    (1,446)      (832)
INTEREST INCOME                                                       143      1,370      4,750
------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                               43,329     34,220     24,743
PROVISION FOR INCOME TAXES                                         16,681     12,817      8,783
------------------------------------------------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                            26,648     21,403     15,960
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                --         --     (2,041)
------------------------------------------------------------------------------------------------
          Net earnings                                           $ 26,648   $ 21,403   $ 13,919
================================================================================================

BASIC EARNINGS  PER  SHARE:
   Before cumulative effect of change in accounting principle    $   0.87   $   0.72   $   0.58
   Cumulative effect on prior years of change in accounting
     principle                                                         --         --      (0.08)
------------------------------------------------------------------------------------------------
          Net earnings per share                                 $   0.87   $   0.72   $   0.50
================================================================================================

DILUTED EARNINGS  PER  SHARE:
   Before cumulative effect of change in accounting principle    $   0.84   $   0.70   $   0.55
   Cumulative effect on prior years of change in accounting
     principle                                                         --         --      (0.07)
------------------------------------------------------------------------------------------------
          Net earnings per share                                 $   0.84   $   0.70   $   0.48
================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                           30,737     29,615     27,627
================================================================================================
   Diluted                                                         31,852     30,410     29,096
================================================================================================

See notes to consolidated financial statements.

                     JUST FOR FEET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Common Stock         Paid-in      Retained
(In thousands)                                            Shares  Par Value     Capital      Earnings
-------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 1996                                 26,298    $  3        $135,124      $14,143
Public offering of common stock, net of offering costs     1,639                  52,900
  Exercise of options                                        557                   1,822
  Income tax benefit from exercise of options                                        620
Other capital transactions                                     1                      25
  Net earnings                                                                                 13,919
-------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1997                                 28,495       3         190,491       28,062

Common stock issued in connection with acquisition         1,336                  27,123
Exercise of options                                          161                     804
Income tax benefit from exercise of options                                          173
Other capital transactions                                     1                      25
Net earnings                                                                                   21,403
-------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1998                                 29,993       3         218,616       49,465

Common stock issued in connection with acquisition           926                  20,000
Warrants issued in connection with acquisition                                     6,711
Exercise of options                                          278                   3,056
Income tax benefit from exercise of options                                        1,182
Other capital transactions                                                            25
Net earnings                                                                                   26,648
-------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 30, 1999                                 31,197    $  3        $249,590      $76,113
=======================================================================================================

See notes to consolidated financial statements.

                     JUST FOR FEET, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Fiscal
(In thousands)                                  1998       1997       1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net earnings                                 $26,648    $21,403    $13,919
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
        Cumulative effect of change in
          accounting principle                                         2,041
       Depreciation and amortization            16,129      8,783      3,971
         Deferred income taxes                  12,100      2,194       (744)
         Deferred lease rentals                  2,655      2,111      1,456
       Changes in assets and liabilities
         providing (using) cash, net of effects
         of acquisitions in 1998 and 1997:
         Accounts receivable                    (2,795)    (8,918)    (3,143)
         Merchandise inventories              (170,169)   (56,616)   (76,685)
         Other assets                           (8,228)    (5,643)       271
       Accounts payable                         34,638      7,495     16,628
       Accrued expenses                          7,133      2,264      2,709
       Income taxes                               (181)       543     (2,506)
                                               -------    -------   --------
             Net cash used by operating
               activities                      (82,070)   (26,384)   (42,083)
------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of
     disposals                                 (78,984)   (43,446)   (33,206)
   Acquisitions, net of cash acquired             (199)   (25,548)
   Purchases of marketable securities                     (14,726)   (44,778)
   Maturities and sales of marketable
     securities                                            51,653     63,132
                                               -------    -------   --------
             Net cash used for investing
               activities                      (79,183)   (32,067)   (14,852)
------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Borrowings (repayments) under credit
    facilities, net                            (90,667)    (9,333)    45,000
   Borrowings of long-term obligations         291,076     12,739        479
   Principal payments on long-term
     obligations                              (132,290)    (2,054)    (1,335)
   Proceeds from issuance of common stock,
     net                                        20,000                52,900
   Proceeds from exercise of options             3,056        804      1,822
                                               -------    -------   --------
             Net cash provided by financing
               activities                       91,175      2,156     98,866
------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (70,078)   (56,295)    41,931
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    82,490    138,785     96,854
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR       $  12,412   $ 82,490   $138,785
==============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for:
    Interest, net of amounts capitalized     $   6,156   $  1,376   $    832
    Income taxes                             $   6,300   $  9,851   $  7,878
  Fair value of assets acquired under
    capital leases                           $      --   $    507   $  1,633

See notes to consolidated financial statements.

                     JUST FOR FEET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business--Just For Feet, Inc. is a national U.S. retailer of athletic and outdoor footwear and apparel for men, women and children organized and managed in both a superstore and smaller specialty store concept. Just For Feet operated 120 company-owned and 12 franchised Just For Feet superstores and 13 Sneaker Stadium superstores (Note 2) and 141 company-owned and 42 franchised specialty stores at January 30, 1999.

During the year ended January 30, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. Under SFAS No. 131, segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate operating resources and in assessing performance. Under SFAS No. 131, the superstore and specialty store concepts represent two operating segments that have been aggregated for financial reporting purposes. Approximately 76%, 76% and 78% of the Company's sales were comprised of athletic and outdoor footwear for fiscal 1998, 1997 and 1996, respectively. The remaining sales were principally apparel. Sales and assets outside the United States are not material.

Principles of Consolidation--The accompanying financial statements include the consolidated accounts of Just For Feet, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and balances have been eliminated.

Fiscal Year--In 1998 the Company adopted the standard fiscal year of the retail industry which is a 52/53 week period ending on the Saturday closest to January
31. As a result, the most recent fiscal year ended on January 30, 1999 ("fiscal 1998"). Prior to the change, the Company's year ended on January 31, 1998 ("fiscal 1997") and January 31, 1997 ("fiscal 1996").

Cash and Cash Equivalents--The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Merchandise Inventories--Merchandise inventories consist of athletic and outdoor footwear and apparel and are valued at the lower of cost (first-in, first-out method) or market. Costs associated with certain purchasing and merchandise handling activities are included in inventories.

Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the related assets or the relevant lease term. Estimated useful lives range from two to ten years for furniture, fixtures and equipment, up to 20 years for leasehold improvements, and up to 39 years for buildings. Maintenance and repairs are expensed as incurred. Renewals and betterments, which extend the useful lives of assets, are capitalized.

At January 31, 1998, the Company's former corporate headquarters in Birmingham, Alabama and an office and retail center in Michigan with an aggregate net book value of approximately $3.3 million were held for sale and classified in long-term other assets in the accompanying consolidated balance sheet. During fiscal 1998, the Company sold the real estate in Michigan and began using the former corporate headquarters in Birmingham; accordingly, the net book value of the former headquarters (approximately $2.2 million at January 30, 1999) is now classified in property and equipment in the accompanying consolidated balance sheet.

Store Opening Costs--Effective February 1, 1996, the Company changed its method of accounting for store opening costs, which are costs principally for pre-opening employee salaries and travel which are incremental and directly attributable to the opening of a new store. Under the new method, the Company charges store opening costs to operations in the month the store opens. Previously, store opening costs were capitalized and amortized over the twelve months following the store opening. The cumulative effect of this change in accounting principle resulted in a $2.0 million charge to income, net of income taxes of $1.1 million, for fiscal 1996 ($0.08 per basic and $0.07 per diluted share). At January 30, 1999 and January 31, 1998, capitalized store opening costs of approximately $3.0 million and $1.0 million are included in other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments--SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures for financial instruments for which it is practicable to estimate the fair value. The Company's financial instruments consist of cash and cash equivalents, receivables, payables, accrued expenses and interest bearing debt. The fair value of each of the Company's financial instruments approximates the carrying values reflected in the accompanying consolidated balance sheets at January 30, 1999 and January 31, 1998, primarily because of the short-term nature of these instruments. The Company's debt includes a combination of fixed and variable interest rates, which approximate market rates at January 30, 1999 and 1998; as such, the carrying value of the debt approximates fair value.

Accounting for Stock-Based Compensation--The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, requires certain pro forma disclosures which are presented in Note 10.

Goodwill--Goodwill is being amortized on the straight-line basis over 30 years (Note 2). Accumulated amortization of goodwill was approximately $2.9 million at January 30, 1999 and approximately $1.0 million at January 31, 1998.

Impairment of Assets--The Company continually evaluates its investment in long-lived assets used in operations for impairment based on judgements as to the undiscounted cash flows of individual stores in accordance with the SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for fiscal 1998, 1997 or 1996.

Revenue Recognition--Revenues from retail sales are recognized at the time of sale. The Company maintains an incentive program for frequent buyers of footwear. Estimated future costs associated with providing incentives under this program are included in accrued expenses.

Franchise fee income is recognized when the related franchise store begins operations, which coincides with substantial performance of initial services to the franchisee. Royalty revenues are recognized as earned. Sales of merchandise to franchisees (and related cost of sales) are netted in net sales in the accompanying statements of operations as such amounts, and the resulting gross profit, are immaterial.

Advertising--The Company expenses the cost of advertising as incurred. Advertising expense, net of co-op credits, charged to operations was $43.9 million, $27.7 million and $17.7 million for fiscal 1998, 1997 and 1996, respectively. Included in other current assets at January 30, 1999 is approximately $738,000 related to a Superbowl advertisement, which will be expensed by the Company in the first quarter of fiscal 1999.

Income Taxes--The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect.

Earnings Per Share--Weighted average common shares outstanding (diluted) includes the dilutive effect of stock options as follows (in thousands):

                                                                Fiscal
                                                         1998    1997    1996
--------------------------------------------------------------------------------
Weighted average common shares outstanding (basic)      30,737  29,615  27,627
Dilutive effect of stock options                         1,115     795   1,469
--------------------------------------------------------------------------------
Weighted average common shares outstanding (diluted)    31,852  30,410  29,096
================================================================================

For fiscal 1998 there were options to purchase 416,000 shares and warrants to purchase 924,000 shares of common stock and for fiscal 1997 and 1996 there were options to purchase 1.3 million and 31,000 shares, respectively, of common stock excluded from the computation of weighted average shares as such options and warrants would have been anti-dilutive.

Reliance on Key Vendors--The Company's business is dependent to a significant degree upon its ability to purchase brand-name merchandise at competitive prices. For fiscal 1998, 1997 and 1996, approximately 62%, 64% and 70%, respectively, of the Company's merchandise was purchased from five vendors, including approximately 42%, 48% and 54%, respectively, from Nike and Reebok. The loss of key vendors could have a material adverse effect on the Company's business.

New Accounting Standards Not Yet Adopted--In April 1998, Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities (the "SOP") was issued, which requires that costs of start-up activities and organization costs be expensed as incurred. The Company currently expenses start-up costs for new stores in the month that the new store opens. The Company is required to adopt this SOP in the first quarter of fiscal 1999. If the SOP had been adopted for the year ended January 30, 1999, the cumulative effect of the change in accounting principle would have resulted in a net charge to earnings of approximately $600,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $375,000. The effect on the year ended January 30, 1999 would have been to increase operating expenses by approximately $2.0 million and decrease net income by approximately $1.3 million ($0.04 per basic and diluted share).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted for years beginning after June 15, 1999. The Company has not yet evaluated the effect which SFAS No. 133 may have on its financial statements.

Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

Reclassifications--Certain reclassifications have been made in the fiscal 1997 and 1996 presentations to conform to the fiscal 1998 presentation.


2. ACQUISITIONS

The Company made one acquisition in fiscal 1998 and two acquisitions in fiscal 1997 that have been accounted for as purchases and, accordingly, each purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the respective acquisition dates. The excess of the consideration paid over the net tangible and identifiable intangible assets acquired has been recorded as goodwill and is being amortized over 30 years. The accompanying consolidated statements of earnings for fiscal 1998 and fiscal 1997 include the results of operations of the acquired entities from their respective acquisition dates.

In July 1998, the Company acquired all of the outstanding stock of Sneaker Stadium, Inc. ("Sneaker") for nominal cash consideration (principally for direct acquisition costs) and the assumption of $43.0 million of existing bank debt. Such debt was immediately paid off with the proceeds of a term loan by the Company. The Company may make additional payments of up to $33.0 million after April 2002 to certain specified former lenders of Sneaker, if the acquired Sneaker Stadium superstores attain certain financial targets. Such additional payments, if required, will be accounted for as additional consideration for the acquisition.

Concurrent with and as a condition of the Company's acquisition of Sneaker, an affiliate of Thomas H. Lee Company ("THL"), a firm which owned a controlling interest in Sneaker, purchased from the Company an aggregate of 926,355 units, each consisting of one share of the Company's common stock and a warrant to purchase 0.997 of a share of the Company's common stock at a purchase price of $21.59 per share exercisable at any time through July 2, 2003. The aggregate purchase price for the units was $20.0 million. The estimated fair market value of the warrants on July 2, 1998 was $6.7 million, which, for accounting purposes, was considered a part of the consideration paid by the Company for Sneaker. The warrants issued in connection with this acquisition represent non-cash investing and financing activities for the purpose of the consolidated statement of cash flows for fiscal 1998. In addition, THL appointed a member to the Company's Board of Directors in accordance with the terms of the acquisition agreement. Certain fees aggregating approximately $750,000 associated with this acquisition were paid to affiliates of THL as direct costs of the acquisition.

In March 1997, the Company acquired Athletic Attic for approximately $9.7 million in cash, net of cash acquired, the repayment of approximately $1.3 million of Athletic Attic's debt and approximately $5.6 million of the Company's common stock (259,000 shares). In May 1997, the Company acquired Imperial Sports for approximately $5.8 million in cash, net of cash acquired, the repayment of approximately $8.7 million of Imperial Sport's debt and approximately $21.5 million of the Company's common stock (approximately 1.1 million shares). The common stock issued in connection with these acquisitions represents non-cash investing and financing activities for the purpose of the consolidated statement of cash flows for fiscal 1997. Certain fees aggregating $222,000 associated with these acquisitions were paid to an entity in which a director of the Company is a partner.

The estimated fair values of assets acquired and liabilities assumed in fiscal 1998 for the Sneaker Stadium acquisition and in fiscal 1997 for the combined acquisitions of Athletic Attic and Imperial Sports are summarized as follows (in thousands):

                                                  Fiscal
                                              1998       1997
----------------------------------------------------------------
Cash                                        $  2,476   $   907
Merchandise inventories                       37,153    16,188
Property and equipment                           700     5,318
Other assets                                   2,745     1,336
Goodwill                                      36,403    37,044
Deferred income taxes                         15,600     1,759
Accounts payable and accrued liabilities     (36,499)   (6,312)
Interest bearing debt                        (43,000)
Deferred lease rentals                        (3,294)   (2,064)
Other liabilities                             (2,898)     (598)
----------------------------------------------------------------
                                            $  9,386   $53,578
================================================================

Consideration consisted of:
 Cash                                       $  2,675   $26,455
 Stock issued                                           27,123
 Warrants issued                               6,711
----------------------------------------------------------------
                                            $  9,386   $53,578
================================================================

Included in the above accrued liabilities amount for the Sneaker Stadium acquisition in fiscal 1998 is (i) approximately $2.1 million for severance costs relating to substantially all of its approximately 1,900 employees, of which approximately $2.0 million was paid during fiscal 1998 and charged against the liability account, and (ii) approximately $1.4 million for future rental costs associated with acquired Sneaker Stadium superstores closed or expected to be closed within one year of the acquisition date.

The following unaudited pro forma consolidated results of operations for fiscal 1998 and 1997 assume the Sneaker Stadium acquisition occurred as of the beginning of fiscal 1997 (in thousands, except per share amounts):

                                                  Fiscal
                                             1998        1997
----------------------------------------------------------------
Net sales                                  $839,986    $611,481
Net earnings                                 22,728      10,888
Earnings per share:
 Basic                                     $   0.72    $   0.36
 Diluted                                   $   0.69    $   0.35


The pro forma results are not necessarily indicative of the results the Company would have achieved had the Sneaker acquisition occurred at the beginning of fiscal 1997, nor necessarily indicative of the results of future operations. The acquisitions of the Athletic Attic and Imperial Sports would not have a material effect on fiscal 1997 and 1996 pro forma results.


3. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                January 30,   January 31,
                                                   1999          1998
-------------------------------------------------------------------------
Owned:
 Land                                            $  3,807      $  3,807
 Store facilities and corporate office             18,157        15,212
 Furniture, fixtures and equipment                 61,140        37,847
 Leasehold improvements                            91,733        42,765
 Construction-in-progress                           9,537         4,753
-------------------------------------------------------------------------
                                                  184,374       104,384
 Accumulated depreciation and amortization        (26,645)      (12,910)
                                                 --------      --------
                                                  157,729        91,474
-------------------------------------------------------------------------
Under capital leases:
 Furniture, fixtures and equipment                  4,232         4,103
 Accumulated amortization                          (1,369)       (1,048)
                                                  -------       -------
                                                    2,863         3,055
-------------------------------------------------------------------------
                                                 $160,592      $ 94,529
=========================================================================

4. SHORT-TERM BORROWINGS

At January 31, 1998, the Company had $15.7 million outstanding under a $40.0 million unsecured line of credit bank agreement. (The president of one of the bank's subsidiaries is also a director of the Company.) This line was cancelled and all amounts outstanding were repaid in December 1998 with proceeds from a $200.0 million revolving senior credit facility (Note 5). Borrowings under this line of credit bore interest at a floating rate above the LIBOR rate (5.6% plus 1.5% at January 31, 1998). The agreement contained certain covenants, which included the maintenance of minimum net worth and certain financial ratios.

At January 31, 1998, the Company had $75.0 million of short-term borrowings that were used to purchase U.S. Treasury securities for Alabama share tax planning purposes. These securities, which were pledged as collateral on this debt, were sold in early February 1998 with the sale proceeds being utilized to repay such borrowings.


5. LONG-TERM OBLIGATIONS

Senior Credit Facility--In December 1998, the Company obtained a $200.0 million revolving senior credit facility (the "Senior Facility") from a syndicate of banks, including a bank for which a director of the Company is president of one of the bank's subsidiaries. The Senior Facility terminates in December 2001, bears interest at a floating rate above either prime or LIBOR, is guaranteed and secured by the stock of the Company's domestic subsidiaries and is secured by 66 2/3% of the stock of the Company's foreign subsidiary (Note 13), and is subject to certain restrictive covenants which include the maintenance of minimum net worth and certain financial ratios. The Company used borrowings under this facility to repay amounts outstanding under its other revolving bank lines (Note
4). At January 30, 1999, $189.2 million was outstanding under this facility, of which $165.0 million bore interest at rates ranging from 6.49% to 6.79% (LIBOR plus 1.50%) and $24.2 million bore interest at 7.75% (prime). Commitment fees are computed at rates ranging from .25% to .375% per annum on the unused portion of the facility.

Other Long-Term Debt--Other long-term debt consists of various notes payable due in monthly installments through 2010, which bear interest at variable and fixed rates ranging primarily from 6.9% to 10.4% at January 30, 1999. Such debt is collateralized principally by land, buildings and equipment with an aggregate carrying value of approximately $35.4 million at January 30, 1999. Scheduled maturities of other long-term debt at January 30, 1999 were as follows (in thousands):

Fiscal
----------------------------------------------
1999                                  $ 5,455
2000                                    5,607
2001                                    5,555
2002                                    5,627
2003                                    3,840
Thereafter                              5,365
----------------------------------------------
Total                                 $31,449
==============================================

The Company also leases certain furniture, fixtures and equipment under long-term agreements that are accounted for as capital leases. Scheduled maturities under these capital leases at January 30, 1999 were as follows (in thousands):

Fiscal
-----------------------------------------------
1999                                   $ 1,430
2000                                       774
2001                                       170
2002                                        61
-----------------------------------------------
                                         2,435
Less amounts representing interest        (242)
-----------------------------------------------
Total capital lease obligations          2,193
Less current portion                    (1,184)
-----------------------------------------------
Long-term capital lease obligations     $1,009
===============================================

6. OPERATING LEASE COMMITMENTS

The Company leases certain store facilities, land, fixtures and equipment under agreements that are accounted for as operating leases. Lease terms range from approximately three years to twenty years. Certain leases contain renewal options and provide for future rent increases based upon increases in the Consumer Price Index. At January 30, 1999, future annual minimum lease payments under operating leases with remaining terms in excess of one year (including lease payments for 31 store facilities not yet opened at January 30, 1999) are as follows (in thousands):

                                     Real      Fixtures and
Fiscal                              Estate      Equipment       Total
----------------------------------------------------------------------
1999                               $ 64,062    $  2,308       $ 66,370
2000                                 68,189       2,205         70,394
2001                                 68,548       1,233         69,781
2002                                 69,812         161         69,973
2003                                 68,675         108         68,783
Thereafter                          510,065           -        510,065
----------------------------------------------------------------------
Total                              $849,351    $  6,015       $855,366
======================================================================

Total rent expense under all operating leases was as follows (in thousands):

                                                       Fiscal
                                             1998       1997     1996
----------------------------------------------------------------------
Minimum rentals                             $46,710   $23,891  $10,190
Additional rentals based on sales volume        319       272      710
----------------------------------------------------------------------
                                            $47,029   $24,163  $10,900
======================================================================

Rent expense for operating leases that contain scheduled rent increases is recognized for financial reporting purposes on the straight-line method. Consequently, amounts that have been expensed for financial reporting purposes, but not yet paid, are reflected as deferred lease rentals in the accompanying consolidated balance sheets. In addition, subsequent to January 30, 1999, the Company entered into lease agreements for four stores which require aggregate rental payment of $24.2 million through 2019. The Company has subleased a portion of a facility to a third party. Future sublease rentals are not material.


7. INCOME TAXES

The consolidated provision for income taxes is comprised of the following (in thousands):

                                                        Fiscal
                                             1998        1997        1996
-------------------------------------------------------------------------
Current:
 Federal                                   $ 2,391      $9,763      $7,397
 State                                         572         860       1,245
                                           -------      ------      ------
                                             2,963      10,623       8,642
--------------------------------------------------------------------------
Deferred:
 Federal                                    12,404       1,991         130
 State                                       1,459         203          11
 Foreign                                      (145)          -           -
                                           -------      ------      ------
                                            13,718       2,194         141
--------------------------------------------------------------------------
                                           $16,681     $12,817      $8,783
==========================================================================

Following is a reconciliation of the applicable U.S. federal income tax, computed at the statutory rate, to the provision reflected in the consolidated statements of earnings, excluding the cumulative effect of the fiscal 1996 accounting change (in thousands):

                                                            Fiscal
                                                   1998      1997     1996
----------------------------------------------------------------------------
Federal income tax at statutory rate             $15,165   $11,977   $8,660
State income taxes, net of federal tax effect      1,320       691      820
Tax exempt interest income                                    (270)    (856)
Amortization of goodwill                             462       398
Other                                               (266)       21      159
----------------------------------------------------------------------------
                                                 $16,681   $12,817   $8,783
============================================================================

Deferred tax assets and liabilities that arise as a result of temporary differences are summarized as follows (in thousands):

                                                   January 30,   January 31,
                                                      1999          1998
----------------------------------------------------------------------------
Deferred tax assets:
 Accrued expenses                                    $ 1,356       $   865
  Deferred lease rentals and lease valuations          3,980         2,509
  State net operating loss carryforward                1,345
 Other                                                    58           437
                                                     -------       -------
     Total deferred tax assets                         6,739         3,811
----------------------------------------------------------------------------
Deferred tax liabilities:
 Store opening costs                                    (633)         (358)
 Other prepaid expenses                               (1,317)         (430)
 Franchise rights                                       (812)         (880)
 Depreciation and fixed asset valuation               (2,331)       (2,375)
 Other                                                  (465)         (524)
                                                     -------       -------
     Total deferred tax liabilities                   (5,558)       (4,567)
----------------------------------------------------------------------------
                                                     $ 1,181       $  (756)
============================================================================

As a result of the Sneaker Stadium acquisition (see Note 2), the Company has available net operating loss carryforwards for state income tax purposes of approximately $20.0 million at January 30, 1999 which expire at various times over the next 20 years.


8. FRANCHISE AND OTHER ACTIVITIES

Franchise operations consist of one franchisee that operates 12 franchised superstores in three states and 17 franchisees that operate 42 franchised specialty stores in six states and Puerto Rico. The Company generally receives initial franchise fees for the superstore franchises on a per store basis for providing certain services and other advice related to opening a franchise store. In addition, the Company receives royalties from superstore and specialty store franchisees based on a percentage of sales.

Revenues from franchisees included in the accompanying consolidated statements of earnings are as follows (in thousands):

                                                           Fiscal
                                                  1998      1997     1996
---------------------------------------------------------------------------
Initial franchisee fees                           $   -     $  45    $  15
Royalties                                           995       841      566
---------------------------------------------------------------------------
                                                  $ 995     $ 886    $ 581
                                                  =====     =====    =====
Merchandise sales to franchisees                  $ 896     $ 796    $ 399
===========================================================================

Included in accounts receivable at January 30, 1999 and January 31, 1998 is $612,000 and $847,000, respectively, due from franchisees and $342,000 and $348,000, respectively, due from officers of the Company.


9. COMMON STOCK

In June 1996, the Company completed a fourth public offering of 1.6 million shares of its common stock at $34.25 per share. Net proceeds (after offering costs) from the sale of this stock approximated $52.9 million. Certain shares of the Company's common stock are subject to registration rights.


10. STOCK OPTION PLANS

In August 1993, the Company adopted the Employee Incentive Stock Option Plan. This plan provides for the issuance of incentive stock options to Company employees of up to 4.5 million shares. Options may be granted at prices that are equal to or greater than the fair market value of the shares at the date of the grant. Options become exercisable over periods of generally one to five years and expire ten years from the date of the grant. At January 30, 1999, the Company had approximately 1.0 million options available for future grants under this plan.

In June 1995, the Company adopted the Non-Employee Director Stock Option Plan. This plan provides for the issuance of stock options to non-employee directors of up to 281,000 shares of the Company's common stock. Options may be granted at prices that are equal to or greater than the fair market value of the shares at the date of grant and become exercisable ratably over the three years commencing on the first anniversary date of the grant. At January 30, 1999, the Company had 29,000 options available for future grants under this plan.

In June 1997, the Company adopted its 1997 Employee Incentive Plan which provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock or performance awards covering an aggregate of 2.9 million shares of the Company's common stock to eligible (as defined by the Plan) directors, officers, employees, consultants and advisors of the Company and its subsidiaries. Options may be granted at prices which are equal to or greater than the fair market value (as defined by the Plan) of the shares at the date of grant. Options become exercisable over periods of generally one to five years and expire ten years from the date of the grant. During the year ended January 31, 1998, 100,000 options were granted under this plan to a director of the Company under a personal services contract; compensation expense related to this grant was not significant. At January 30, 1999, the Company had 1.1 million options available for future grants under this plan.

Information regarding these option plans is as follows (in thousands, except for weighted average exercise price):

                                                               Weighted Average
                                                Options         Exercise Price
--------------------------------------------------------------------------------
At February 1, 1996                               2,502             $ 8.43
 Granted at fair market value                     1,381              25.78
 Exercised                                         (557)              3.38
 Forfeited                                         (280)             21.21
--------------------------------------------------------
At January 31, 1997 (519 options exercisable)     3,046              16.08
 Granted at fair market value                     3,019              14.72
 Exercised                                         (160)              4.99
 Forfeited                                         (752)             13.71
 Cancelled                                         (930)             25.69
--------------------------------------------------------
At January 31, 1998 (976 options exercisable)     4,223              13.93
 Granted at fair market value                     1,015              14.66
 Exercised                                         (279)             10.90
 Forfeited                                         (902)             15.38
--------------------------------------------------------
At January 30, 1999 (1,431 options exercisable)   4,057              14.01
                                                  =====
--------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at January 30, 1999:

                               Options Outstanding                            Options Exercisable
--------------------------------------------------------------------------------------------------------
   Range of        Number       Weighted Average   Weighted Average       Number       Weighted Average
   Exercise      Outstanding        Exercise          Remaining        Exercisable         Exercise
    Price      (in thousands)        Price           Life (Years)     (in thousands)        Price
--------------------------------------------------------------------------------------------------------
$ 1.48-$ 5.13        211            $ 2.89               4.9                211            $ 2.89
$ 8.69-$13.84      1,540             11.12               7.6                546              9.86
$14.09-$14.75      1,009             14.62               8.6                166             14.64
$15.06-$19.42        990             16.72               8.2                321             16.88
$20.00-$37.08        307             25.39               7.7                187             25.85
------------------------                                                  -----
                   4,057             14.01               7.9              1,431             13.05
                   =====                                                  =====

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the Company's financial statements for the stock option plans. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $4.92, $5.10 and $9.86, respectively. Had compensation cost for the Company's option plans been determined based on the fair market value at the grant date for awards during fiscal 1998, 1997 and 1996 consistent with the provisions of that statement, the Company's net earnings (and basic and diluted earnings per share) prior to the cumulative effect of the change in accounting principle would have been reduced to $23.2 million ($0.75 basic and $0.73 diluted earnings per share), $17.0 million ($0.58 basic and $0.56 diluted earnings per share) and $12.7 million ($0.46 basic and $0.44 diluted earnings per share), respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 1998, 1997 and 1996:

                                                         Fiscal
                                                 1998     1997     1996
-------------------------------------------------------------------------
Expected volatility                              42.0%    30.0%    34.0%
Risk free interest rate                           4.9%     6.2%     6.5%
Expected lives (years)                              3      4.5      4.6
Dividends paid during the life of the options       -        -        -


11. RETIREMENT SAVINGS PLAN

In June 1998, the Company adopted a defined contribution retirement savings plan, (the Just For Feet Savings Plan - the "Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) plans of Imperial Sports and Sneaker Stadium were also merged into this plan. All Company employees at least 18 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages of up to 20% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant of up to 25% of the first 6% of each participant's contribution to the Plan. The Plan also allows for a supplemental matching contribution of up to 25% of the first 6% of each participant's contribution to the Plan. Matching contributions to the Plan were $142,000 and $38,000 for fiscal 1998 and 1997, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.


12.  LITIGATION

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

On April 20, 1999, the sole superstore franchisee of the Company, as Plaintiff, filed a complaint seeking declaratory judgement, an accounting and monetary damages against the Company. The complaint alleges that the Company has breached its obligations under certain franchise agreements between it and the Plaintiff and seeks actual damages in excess of $82.5 million, punitive damages in excess of $25 million and the right to terminate the franchise agreements. The Company denies all allegations contained in the complaint and will vigorously defend these allegations.

The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, with respect to these lawsuits; however, in the opinion of the Company, the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.


13.  SUBSEQUENT EVENT

On April 14, 1999, the Company completed the private placement of $200.0 million, 11.0% senior subordinated notes (the "Notes"). Proceeds from this debt offering were used to repay a $80.0 million term loan (which was initially borrowed in February 1999) and approximately $113.0 million of the Senior Facility. The Notes mature in May 2009 and require interest payments semi-annually. The Notes are redeemable after April 2004 without a make-whole premium. At any time prior to May 2004, the Company may redeem all of the notes at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued interest through the redemption date. Before May 2002, the Company may redeem up to 35% of the notes with the net proceeds of certain sales of equity. The notes are general unsecured obligations, subordinate to all of the Company's senior debt.

All of the Company's wholly owned U.S. subsidiaries (the Company's non-guarantor foreign subsidiary was formed in fiscal 1998) have guaranteed the Notes. Accordingly, condensed consolidating financial statements are presented below. On February 1, 1998, the Company effected a corporate reorganization whereby certain of its operations were transferred into separate wholly owned subsidiaries. The condensed consolidating financial statements retroactively reflect this reorganization as if it occurred on February 1, 1996, and thus, the financial information related to these operations is included in the guarantor subsidiaries column for all periods presented. The guarantees of the guarantor subsidiaries of the Notes are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the ability of Just For Feet, Inc. (the "Parent") to obtain funds from the guarantor subsidiaries. The Parent and the guarantors have accounted for their respective subsidiaries on the equity basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)                                    January 30, 1999
--------------------------------------------------------------------------------------------------------------
                                                       Guarantor   Non-Guarantor   Guarantor
                                          Parent     Subsidiaries   Subsidiary    Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents               $  1,856     $  10,309     $     247      $       -          $ 12,412
 Accounts receivable - trade               18,875                           -                           18,875
 Accounts receivable - intercompany       279,375             -             -       (279,375)                -
 Merchandise inventory                     97,030       297,247         5,624                          399,901
 Other                                      7,057        11,030           215                           18,302
--------------------------------------------------------------------------------------------------------------
    Total current assets                  404,193       318,586         6,086       (279,375)          449,490
PROPERTY AND EQUIPMENT, NET                45,097       112,693         2,802                          160,592
INVESTMENTS IN SUBSIDIARIES               191,507             -             -       (191,507)                -
GOODWILL, NET                                            71,084                                         71,084
OTHER ASSETS                                1,287         6,932            11                            8,230
--------------------------------------------------------------------------------------------------------------
                                         $642,084      $509,295     $   8,899      $(470,882)        $ 689,396
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings
 Accounts payable                        $ 81,341     $  18,540     $     441      $       -          $100,322
 Accounts payable - intercompany                -       270,767         8,608       (279,375)                -
 Accrued expenses                          11,563        13,161           105                           24,829
 Income taxes                                 902                           -                              902
 Current maturities of
  long-term obligations                     6,108           531             -                            6,639
--------------------------------------------------------------------------------------------------------------
    Total current liabilities              99,914       302,999         9,154       (279,375)          132,692
LONG-TERM OBLIGATIONS                     215,186         1,017                                        216,203
DEFERRED LEASE RENTALS                        457        12,705             -                           13,162
DEFERRED INCOME TAXES                         821           812             -                            1,633
--------------------------------------------------------------------------------------------------------------
    Total liabilities                     316,378       317,533         9,154       (279,375)          363,690
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Common stock                                   3            11             -            (11)                3
 Additional paid-in capital               249,590       115,376             -       (115,376)          249,590
 Retained earnings                         76,113        76,375          (255)       (76,120)           76,113
--------------------------------------------------------------------------------------------------------------
    Total shareholders' equity            325,706       191,762          (255)      (191,507)          325,706
--------------------------------------------------------------------------------------------------------------
                                         $642,084      $509,295     $   8,899      $(470,882)        $ 689,396
==============================================================================================================


(Amounts in thousands)                                         January 31, 1998
--------------------------------------------------------------------------------------------------
                                                       Guarantor
                                           Parent     Subsidiaries    Eliminations    Consolidated
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $ 77,228      $   5,262      $       -        $ 82,490
 Accounts receivable - trade                14,664          1,176              -          15,840
 Accounts receivable - intercompany         72,848              -        (72,848)              -
 Merchandise inventory                      63,246        142,882              -         206,128
 Other                                       5,054          1,655              -           6,709
------------------------------------------------------------------------------------------------
    Total current assets                   233,040        150,975        (72,848)        311,167
PROPERTY AND EQUIPMENT, NET                 41,680         52,849              -          94,529
INVESTMENTS IN SUBSIDIARIES                164,508              -       (164,508)              -
GOODWILL, NET                                    -         36,106              -          36,106
OTHER ASSETS                                   253          6,297              -           6,550
------------------------------------------------------------------------------------------------
                                          $439,481       $246,227      $(237,356)       $448,352
================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                    $ 90,667      $       -      $       -        $ 90,667
Accounts payable                            51,162              -              -          51,162
 Accounts payable - intercompany                 -         72,848        (72,848)              -
 Accrued expenses                            7,724          1,568              -           9,292
 Income taxes                                  478            885              -           1,363
 Current maturities of
  long-term obligations                      3,222              -              -           3,222
------------------------------------------------------------------------------------------------
    Total current liabilities              153,253         75,301        (72,848)        155,706
LONG-TERM OBLIGATIONS                       16,646              -              -          16,646
DEFERRED LEASE RENTALS                         794          6,418              -           7,212
DEFERRED INCOME TAXES                          704              -              -             704
------------------------------------------------------------------------------------------------
    Total  liabilities                     171,397         81,719        (72,848)        180,268
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Common stock                                    3             11            (11)              3
 Additional paid-in capital                218,616        115,376       (115,376)        218,616
 Retained earnings                          49,465         49,121        (49,121)         49,465
------------------------------------------------------------------------------------------------
    Total shareholders' equity             268,084        164,508       (164,508)        268,084
------------------------------------------------------------------------------------------------
                                          $439,481       $246,227      $(237,356)       $448,352
================================================================================================

CONDENSED CONSOLIDATING
STATEMENTS OF EARNINGS

(Amounts in thousands)                                                    Fiscal 1998
--------------------------------------------------------------------------------------------------------------------
                                                           Guarantor     Non-Guarantor
                                              Parent      Subsidiaries     Subsidiary    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
NET SALES                                   $ 135,819       $624,251        $ 14,793       $      -       $774,863
COST OF SALES                                  80,950        361,345          10,035                       452,330
                                            ---------       --------        --------                      --------
GROSS PROFIT                                   54,869        262,906           4,758                       322,533
                                            ---------       --------        --------                      --------
FRANCHISE FEES, ROYALTIES AND OTHER REVENUE    (6,708)         8,007                                         1,299
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Store operating                               32,422        195,514           4,569                       232,505
 Store opening costs                            2,067         10,999             603                        13,669
 Amortization of intangibles                      181          1,891               -                         2,072
 General and administrative                     6,282         18,059               -                        24,341
                                            ---------       --------        --------                      --------
  Total operating expenses                     40,952        226,463           5,172                       272,587
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                         7,209         44,450            (414)                       51,245
INTEREST INCOME (EXPENSE), NET                 (7,780)          (136)                                       (7,916)
--------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                            (571)        44,314            (414)                       43,329
PROVISION FOR INCOME TAXES                       (220)        17,060            (159)                       16,681
--------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EQUITY IN EARNINGS
 OF SUBSIDIARIES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                  (351)        27,254            (255)             -         26,648
EQUITY IN EARNINGS OF SUBSIDIARIES             26,999              -               -        (26,999)             -
CUMULATIVE EFFECT ON PRIOR YEARS
 OF CHANGE IN ACCOUNTING PRINCIPLE                  -              -               -                             -
--------------------------------------------------------------------------------------------------------------------
    Net earnings  (loss)                    $  26,648       $ 27,254        $   (255)      $(26,999)      $ 26,648
====================================================================================================================


(Amounts in thousands)                                             Fiscal 1997
----------------------------------------------------------------------------------------------------
                                                           Guarantor
                                              Parent      Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------
NET SALES                                     $86,789       $391,849       $      -       $478,638
COST OF SALES                                  50,732        229,084              -        279,816
                                              -------       --------                      --------
GROSS PROFIT                                   36,057        162,765              -        198,822
                                              -------       --------                      --------
FRANCHISE FEES, ROYALTIES AND OTHER REVENUE        36          1,065              -          1,101
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Store operating                               31,379        108,280              -        139,659
 Store opening costs                            2,584          4,144              -          6,728
 Amortization of intangibles                                   1,200              -          1,200
 General and administrative                     5,835         12,205              -         18,040
                                              -------       --------                      --------
  Total operating expenses                     39,798        125,829              -        165,627
----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                        (3,705)        38,001              -         34,296
INTEREST INCOME (EXPENSE), NET                    (76)             -              -            (76)
----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                          (3,781)        38,001              -         34,220
PROVISION FOR INCOME TAXES                     (1,416)        14,233              -         12,817
----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EQUITY IN EARNINGS
 OF SUBSIDIARIES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                (2,365)        23,768              -         21,403
EQUITY IN EARNINGS OF SUBSIDIARIES             23,768              -        (23,768)             -
CUMULATIVE EFFECT ON PRIOR YEARS
 OF CHANGE IN ACCOUNTING PRINCIPLE                  -              -              -              -
----------------------------------------------------------------------------------------------------
    Net earnings (loss)                       $21,403       $ 23,768       $(23,768)       $21,403
====================================================================================================


(Amounts in thousands)                                            Fiscal 1996
-----------------------------------------------------------------------------------------------------
                                                           Guarantor
                                              Parent      Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------
NET SALES                                    $39,952        $216,445       $      -        $256,397
COST OF SALES                                 23,050         124,476              -         147,526
                                             -------        --------                       --------
GROSS PROFIT                                  16,902          91,969              -         108,871
                                             -------        --------                       --------
FRANCHISE FEES, ROYALTIES AND OTHER REVENUE        -             581              -             581
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Store operating                              10,835          58,494              -          69,329
 Store opening costs                           2,668           8,572              -          11,240
 Amortization of intangibles                       -             180              -             180
 General and administrative                    3,217           4,661              -           7,878
                                             -------        --------                       --------
  Total operating expenses                    16,720          71,907              -          88,627
----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                          182          20,643              -          20,825
INTEREST INCOME (EXPENSE), NET                 3,918               -              -           3,918
----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                          4,100          20,643              -          24,743
PROVISION FOR INCOME TAXES                     1,456           7,327              -           8,783
----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EQUITY IN EARNINGS
 OF SUBSIDIARIES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                2,644          13,316              -          15,960
EQUITY IN EARNINGS OF SUBSIDIARIES            11,275               -        (11,275)              -
CUMULATIVE EFFECT ON PRIOR YEARS
 OF CHANGE IN ACCOUNTING PRINCIPLE                 -          (2,041)             -          (2,041)
----------------------------------------------------------------------------------------------------
    Net earnings (loss)                      $13,919        $ 11,275       $(11,275)       $ 13,919
====================================================================================================

CONDENSED CONSOLIDATING
STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                    Fiscal 1998
--------------------------------------------------------------------------------------------------------------------
                                                           Guarantor     Non-Guarantor
                                              Parent      Subsidiaries     Subsidiary    Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net earnings (loss)                         $ 26,648        $  27,254     $  (255)        $(26,999)       $  26,648
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
  Cumulative effect of change in
   accounting principle                             -                -                                             -
   Depreciation and amortization                4,108           11,828         193                            16,129
   Deferred income taxes                          117           11,983           -                            12,100
   Deferred lease rentals                        (337)           2,992           -                             2,655
   Undistributed earnings of subsidiaries     (26,999)               -           -           26,999                -
 Changes in assets and liabilities
  providing (using) cash, net of effects
  of acquisitions in 1998 and 1997:
  Accounts receivable                          (4,211)           1,416           -                -           (2,795)
   Merchandise inventories                    (33,784)        (130,761)     (5,624)               -         (170,169)
   Other assets                                (2,751)          (5,257)       (220)               -           (8,228)
   Accounts payable                            30,179            4,018         441                -           34,638
   Accrued expenses                             3,839            3,189         105                -            7,133
   Income taxes                                   424             (605)          -                -             (181)
 Advances to/from subsidiaries               (157,176)         148,568       8,608                -                -
                                             --------         --------      ------          -------         --------
    Net cash provided by (used in)
     operating activities                    (159,943)          74,625       3,248                -          (82,070)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property and equipment            (6,604)         (69,379)     (3,001)               -          (78,984)
 Acquisitions, net of cash acquired                 -             (199)          -                              (199)
 Purchases of marketable securities                 -                -           -                                 -
 Maturities and sales of
  marketable securities                             -                -           -                                 -
                                             --------         --------      ------          -------         --------
    Net cash provided by (used for)
     investing activities                      (6,604)         (69,578)     (3,001)               -          (79,183)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Borrowings (repayments) under financing
  agreements, net                             (90,667)               -           -                -          (90,667)
 Borrowings (repayments) of
  long-term obligations, net                  158,786                -           -                -          158,786
 Proceeds from issuance of
  common stock, net                            20,000                -           -                -           20,000
 Proceeds from exercise of options              3,056                -           -                -            3,056
                                             --------         --------      ------          -------         --------
    Net cash provided by
     financing activities                      91,175                -           -                -           91,175
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (75,372)           5,047         247                           (70,078)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF THE PERIOD                       77,228            5,262           -                -           82,490
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF THE PERIOD                           $  1,856        $  10,309     $   247         $      -        $  12,412
====================================================================================================================

(Amounts in thousands)                                                    Fiscal 1997
--------------------------------------------------------------------------------------------------------
                                                           Guarantor
                                              Parent      Subsidiaries     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net earnings (loss)                         $ 21,403        $  23,768       $(23,768)       $  21,403
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
  Cumulative effect of change in
   accounting principle                             -                -              -                -
   Depreciation and amortization                3,432            5,351              -            8,783
   Deferred income taxes                          902            1,292              -            2,194
   Deferred lease rentals                         375            1,736              -            2,111
   Undistributed earnings of subsidiaries     (23,768)               -         23,768                -
 Changes in assets and liabilities
  providing (using) cash, net of effects
  of acquisitions in 1998 and 1997:
  Accounts receivable                          (8,111)            (807)             -           (8,918)
   Merchandise inventories                    (22,472)         (34,144)             -          (56,616)
   Other assets                                (3,998)          (1,645)             -           (5,643)
   Accounts payable                            12,265           (4,770)             -            7,495
   Accrued expenses                             2,238               26              -            2,264
   Income taxes                                   478               65              -              543
 Advances to/from subsidiaries                (63,137)          63,137              -                -
                                              -------          -------         ------          -------
    Net cash provided by (used in)
     operating activities                     (80,393)          54,009              -          (26,384)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property and equipment           (20,247)         (23,199)             -          (43,446)
 Acquisitions, net of cash acquired                 -          (25,548)                        (25,548)
 Purchases of marketable securities           (14,726)               -              -          (14,726)
 Maturities and sales of
  marketable securities                        51,653                -              -           51,653
                                              -------          -------         ------          -------
    Net cash provided by (used for)
     investing activities                      16,680          (48,747)             -          (32,067)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Borrowings (repayments) under financing
  agreements, net                              (9,333)               -              -           (9,333)
 Borrowings (repayments) of
  long-term obligations, net                   10,685                -              -           10,685
 Proceeds from issuance of
  common stock, net                                 -                -              -                -
 Proceeds from exercise of options                804                -              -              804
                                              -------          -------         ------          -------
    Net cash provided by
     financing activities                       2,156                -              -            2,156
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (61,557)           5,262              -          (56,295)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF THE PERIOD                      138,785                -              -          138,785
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF THE PERIOD                           $ 77,228        $   5,262       $      -        $  82,490
======================================================================================================

(Amounts in thousands)                                                    Fiscal 1996
--------------------------------------------------------------------------------------------------------
                                                           Guarantor
                                              Parent      Subsidiaries    Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net earnings (loss)                         $ 13,919        $  11,275       $(11,275)       $  13,919
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
  Cumulative effect of change in
   accounting principle                             -            2,041              -            2,041
   Depreciation and amortization                1,669            2,302              -            3,971
   Deferred income taxes                            -             (744)             -             (744)
   Deferred lease rentals                         235            1,221              -            1,456
   Undistributed earnings of subsidiaries     (11,275)               -         11,275                -
 Changes in assets and liabilities
  providing (using) cash, net of effects
  of acquisitions in 1998 and 1997:
  Accounts receivable                          (3,143)               -              -           (3,143)
   Merchandise inventories                    (19,037)         (57,648)             -          (76,685)
   Other assets                                   233               38              -              271
   Accounts payable                            16,628                -              -           16,628
   Accrued expenses                             2,709                -              -            2,709
   Income taxes                                     -           (2,506)             -           (2,506)
 Advances to/from subsidiaries                (60,734)          60,734              -                -
                                              -------          -------         ------          -------
    Net cash provided by (used in)
     operating activities                     (58,796)          16,713              -          (42,083)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of property and equipment           (16,493)         (16,713)             -          (33,206)
 Acquisitions, net of cash acquired                 -                -                               -
 Purchases of marketable securities           (44,778)               -              -          (44,778)
 Maturities and sales of
  marketable securities                        63,132                -              -           63,132
                                              -------          -------         ------          -------
    Net cash provided by (used for)
     investing activities                       1,861          (16,713)             -          (14,852)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Borrowings (repayments) under financing
  agreements, net                              45,000                -              -           45,000
 Borrowings (repayments) of
  long-term obligations, net                     (856)               -              -             (856)
 Proceeds from issuance of
  common stock, net                            52,900                -              -           52,900
 Proceeds from exercise of options              1,822                -              -            1,822
                                              -------          -------         ------          -------
    Net cash provided by
     financing activities                      98,866                -              -           98,866
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              41,931                -              -           41,931

CASH AND CASH EQUIVALENTS,
 BEGINNING OF THE PERIOD                       96,854                -              -           96,854
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF THE PERIOD                           $138,785        $       -       $      -        $ 138,785
======================================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

There has been no occurrence requiring a response to this Item.


                                    PART III


     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

     (a)(1)  Financial Statements.
             ---------------------

        The following financial statements and auditors' report have been filed with Item 8 in Part II of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998 Consolidated Statements of Earnings for the years ended
        January 30, 1999, January 31, 1998 and January 31, 1997
     Consolidated Statements of Shareholders' Equity for the years ended
        January 30, 1999, January 31, 1998 and January 31, 1997
     Consolidated Statements of Cash Flows for the years ended
        January 30, 1999, January 31, 1998 and January 31, 1997
     Notes to Consolidated Financial Statements

        (2)  Financial Statement Schedules.
             ------------------------------

        All financial statement schedules are omitted as the required information is inapplicable.

        (3)  Exhibits.
             ---------

        The exhibits listed below are filed with or incorporated by reference into this Report. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-74404 ("1994 S-1"), (ii) the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-87414 (the "1995 S-1"), (iii) the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (the "1997 10-K") and (iv) the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1998 10-K"). Unless otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


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

Exhibit Number                           Description
--------------                           -----------

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

     *3(i) Amended and Restated Certificate of Incorporation of Just For Feet, Inc. (1994 S-1, Exhibit 3(a))

     *3(ii)   Amended and Restated Bylaws of Just For Feet, Inc. (1994 S-1,
              Exhibit 3(b))

     *4       Specimen of Common Stock Certificate of the Company. (1994 S-1)

     *9 Voting Trust Agreement dated August 10, 1993, by and among the Company, Pamela Beryl Ruttenberg and Harold Ruttenberg. (1994 S-1)

      10.1    Amended and Restated Just For Feet, Inc. 1997 Employee Incentive
              Plan

      10.1.1  Amendment No. 1 to Amended and Restated 1997 Employee Incentive
              Plan

     *10.2 Employment Agreement dated November 6, 1996, between the Company and Alex Bond (1997 10-K)

     *10.3 Employment Agreement dated May 1, 1997, between the Company and Eric L. Tyra (1998 10-K)

     *10.4.1 Employment Agreement dated January 8, 1998 between the Company and Adam J. Gilburne (1998 10-K)

      10.5 Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, various lenders named therein and NationsBank, N.A., as Administrative Agent

      10.5.1 Amendment No. 1 dated as of January 29, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

      10.5.2 Amendment No. 2 dated as of February 23, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

      10.5.3 Amendment No. 3 dated as of March 24, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

     *10.6 Just For Feet, Inc. Employee Incentive Stock Option Plan, as amended. (1994 S-1, Exhibit 10(g))

Exhibit Number                           Description
--------------                           -----------

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

    *10.6.2 Amendment No. 3 to the Just For Feet, Inc. Employee Incentive Stock Option Plan (1997 10-K)

    *10.7 Franchise Agreement dated November 20, 1989, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(h))

    *10.8 Franchise Agreement dated May 19, 1992, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(i))

    *10.9 Franchise Agreement dated April 1, 1993, between Casual Wear II, Inc. and MBA Marketing Corporation. (1994 S-1, Exhibit 10(k))

     10.10 Employment Agreement dated March 1, 1999 between the Company and Helen Rockey.

     10.11 Employment Agreement dated December 7, 1998 between the Company and Nicholas C. Kartalis

    *10.15 Personal Service Agreement dated August 22, 1997 between the Company and Bart Starr, Sr. (1998 10-K)

    *21       Subsidiaries (1998 10-K)

     23.1     Consent of Deloitte & Touche LLP

     24.1     Power of Attorney of Randall L. Haines

     24.2     Power of Attorney of Michael P. Lazarus

     24.3     Power of Attorney of Bart Starr, Sr.

     24.4     Power of Attorney of Edward S. Croft, III

     24.5     Power of Attorney of David F. Bellet

     24.6     Power of Attorney of Warren C. Smith, Jr.


(b)  Reports on Form 8-K.  One Report on Form 8-K was filed during the quarter
     -------------------
ended January 30, 1999. On January 22, 1999, the Company filed a Current Report on Form 8-K to disclose that it had changed its fiscal year-end from January 30 to the Saturday closest to January 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JUST FOR FEET, INC.


Date:  April 26, 1999               By: /s/ Harold Ruttenberg
                                       ---------------------------------------
                                       Harold Ruttenberg
                                       Chairman of the Board
                                       and Chief Executive Officer


Date:  April 26, 1999               By: /s/ Eric L. Tyra
                                       ---------------------------------------
                                       Eric L. Tyra
                                       Executive Vice President - Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature               Title                            Date
---------               -----                            ----

/s/ Harold Ruttenberg
----------------------  Chairman of the Board             April 26, 1999
  Harold Ruttenberg     and Chief Executive Officer

/s/ Eric L. Tyra
----------------------  Executive Vice President -        April 26, 1999
 Eric L. Tyra           Finance and Chief
                        Financial Officer

            *           Director                          April 26, 1999
----------------------
 Michael P. Lazarus

            *           Director                          April 26, 1999
----------------------
 Bart Starr, Sr.

            *           Director                          April 26, 1999
----------------------
 Randall L. Haines

            *           Director                          April 26, 1999
----------------------
David F. Bellet

            *           Director                          April 26, 1999
----------------------
Edward S. Croft, III

            *           Director                          April 26, 1999
----------------------
Warren C. Smith, Jr.


*By: /s/ Eric L. Tyra
    --------------------------------------------------
    Eric L. Tyra, as Attorney-in-Fact pursuant to
    Powers of Attorney filed as exhibits to this Report

                                 EXHIBIT INDEX



Exhibit Number    Description
--------------    -------------------------------


     10.1         Amended and Restated Just For Feet, Inc. 1997 Employee
                  Incentive Plan

     10.1.1       Amendment No. 1 to Amended and Restated 1997 Employee
                  Incentive Plan

     10.5 Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, various lenders named therein and NationsBank, N.A., as Administrative Agent

     10.5.1 Amendment No. 1 dated as of January 29, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

     10.5.2 Amendment No. 2 dated as of February 23, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

     10.5.3 Amendment No. 3 dated as of March 24, 1999 to Credit Agreement dated December 10, 1998 among the Company, certain subsidiaries of the Company as Guarantors, the various lenders named therein and NationsBank, N.A., as Administrative Agent.

     10.10        Employment Agreement dated March 1, 1999 between the Company and Helen Rockey.

     10.11 Employment Agreement dated December 7, 1998 between the Company and Nicholas C. Kartalis

     23.1         Consent of Deloitte & Touche LLP

     24.1         Power of Attorney of Randall L. Haines

     24.2         Power of Attorney of Michael P. Lazarus

     24.3         Power of Attorney of Bart Starr, Sr.

     24.4         Power of Attorney of Edward S. Croft, III

     24.5         Power of Attorney of David F. Bellet

     24.6         Power of Attorney of Warren C. Smith, Jr.