Form 10-Q
period 1999-05-01
JUST FOR FEET INC
filed 1999-06-14
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number:
    May 1, 1999                                      0-23570


                              JUST FOR FEET, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



         Delaware                                      52-2098043
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama               35242
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (205) 408-3000
                                                     ----------------------


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

        Yes   X                                 No_____
            -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share              31,210,980 shares
----------------------------------------       -------------------------------
                Class                            Outstanding at June 4, 1999

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

                                                                                               MAY 1,             JANUARY 30,
                                                                                                1999                 1999
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $      17,629         $      12,412
    Accounts receivable                                                                           18,174                18,875
    Merchandise inventories                                                                      458,069               399,901
    Other                                                                                         16,195                18,302
                                                                                           -------------         -------------
          Total current assets                                                                   510,067               449,490

PROPERTY AND EQUIPMENT, NET                                                                      176,082               160,592
GOODWILL, NET                                                                                     70,477                71,084
OTHER ASSETS                                                                                      14,559                 8,230
                                                                                           -------------         -------------
                                                                                           $     771,185         $     689,396
                                                                                           =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                       $      94,260         $     100,322
    Accrued expenses                                                                              39,757                25,731
    Current maturities of long-term obligations                                                    6,671                 6,639
                                                                                           -------------         -------------
          Total current liabilities                                                              140,688               132,692

LONG-TERM OBLIGATIONS                                                                            286,414               216,203
DEFERRED LEASE RENTALS                                                                            13,867                13,162
DEFERRED INCOME TAXES                                                                              1,628                 1,633
                                                                                           -------------         -------------
          Total liabilities                                                                      442,597               363,690
                                                                                           -------------         -------------

STOCKHOLDERS' EQUITY
    Preferred stock - par value $.0001; 5,000 shares authorized; none issued
    Common stock - par value $.0001; 70,000 shares authorized; 31,205 (May 1,
       1999) and 31,197 (January 30, 1999) shares issued and outstanding                               3                     3
    Paid-in capital                                                                              249,673               249,590
    Retained earnings                                                                             78,912                76,113
                                                                                           -------------         -------------
          Total stockholders' equity                                                             328,588               325,706
                                                                                           -------------         -------------
                                                                                           $     771,185         $     689,396
                                                                                           =============         =============

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(In thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                    ------------------------------------
                                                                                        May 1,                  April 30,
                                                                                         1999                     1998
NET SALES                                                                           $    220,985              $   151,921
COST OF SALES                                                                            128,533                   88,303
                                                                                    ------------              -----------
GROSS PROFIT                                                                              92,452                   63,618
                                                                                    ------------              -----------
FRANCHISE FEES, ROYALTIES EARNED AND OTHER REVENUE                                           140                      308
                                                                                    ------------              -----------
OPERATING EXPENSES:
     Store operating                                                                      67,879                   44,756
     Store opening                                                                         4,300                    3,352
     Amortization of intangibles                                                             652                      360
     General and administrative                                                            7,063                    5,399
                                                                                    ------------              -----------
        Total operating expenses                                                          79,894                   53,867
                                                                                    ------------              -----------

OPERATING INCOME                                                                          12,698                   10,059
INTEREST EXPENSE, NET                                                                     (5,144)                    (602)
                                                                                    ------------              -----------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                                        7,554                    9,457
PROVISION FOR INCOME TAXES                                                                 2,908                    3,641
                                                                                    ------------              -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                                                  4,646                    5,816
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       (1,847)                       -
                                                                                    ------------              -----------
NET EARNINGS                                                                        $      2,799              $     5,816
                                                                                    ============              ===========
BASIC EARNINGS PER SHARE:
     Before cumulative effect of change in accounting principle                     $       0.15              $      0.19
     Cumulative effect of change in accounting principle                                   (0.06)                       -
                                                                                    ------------              -----------
     Net earnings per share                                                         $       0.09              $      0.19
                                                                                    ============              ===========
DILUTED EARNINGS PER SHARE:
     Before cumulative effect of change in accounting principle                     $       0.15              $      0.19
     Cumulative effect of change in accounting principle                                   (0.06)                       -
                                                                                    ------------              -----------
     Net earnings per share                                                         $       0.09              $      0.19
                                                                                    ============              ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                                                31,204                   30,044
                                                                                    ============              ===========
     Diluted                                                                              31,695                   31,172
                                                                                    ============              ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                                  Three Months Ended
                                                                                       --------------------------------------
                                                                                              MAY 1,             APRIL 30,
                                                                                              1999                 1998
OPERATING ACTIVITIES:
    Net earnings                                                                       $      2,799         $      5,816
    Adjustments to reconcile net earnings to net cash used by operating activities:
       Cumulative effect of change in accounting principle                                    1,847
       Depreciation and amortization                                                          6,339                2,965
       Deferred income taxes                                                                     (6)                 (28)
       Deferred lease rentals                                                                   706                  439
       Loss on disposal of property and equipment                                               247
    Changes in assets and liabilities providing (using) cash:
          Accounts receivable                                                                   701               (1,041)
          Merchandise inventories                                                           (58,168)              (5,844)
          Other assets                                                                       (6,113)                (185)
          Accounts payable                                                                   (6,061)              (9,141)
          Accrued expenses                                                                   14,025                1,206
          Income taxes                                                                                             3,425
                                                                                       ------------         ------------
            Net cash used by operating activities                                           (43,684)              (2,388)
                                                                                       ------------         ------------

INVESTING ACTIVITIES--
    Purchases of property and equipment                                                     (21,061)             (12,277)
                                                                                       ------------         ------------
            Net cash used for investing activities                                          (21,061)             (12,277)
                                                                                       ------------         ------------

FINANCING ACTIVITIES:
    Repayments of short-term borrowings, net                                                                     (63,951)
    Borrowings of long-term obligations                                                     435,100                1,701
    Principal payments on long-term obligations                                            (365,221)                (816)
    Proceeds from exercise of options                                                            83                  865
                                                                                       ------------         ------------
            Net cash provided by (used for) financing activities                             69,962              (62,201)
                                                                                       ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,217              (76,866)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               12,412               82,490
                                                                                       ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     17,629         $      5,624
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

The results of operations for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year ending January 29, 2000. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 30, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

FISCAL YEAR
In late 1998 the Company adopted the standard fiscal year of the retail industry which is a 52/53 week period ending on the Saturday closest to January 31. As a result, the most recent fiscal year ended on January 30, 1999 ("fiscal 1998") and the current three month period ended on May 1, 1999. However, all quarters during fiscal 1998 ended the last day of April, July and October and have not been restated as a result of the change in fiscal year.


SEGMENT REPORTING
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information. Under SFAS No. 131, segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate operating resources and in assessing performance. Under SFAS No. 131, the superstore and specialty store concepts represent two operating segments that have been aggregated for financial reporting purposes.

Approximately 76% of the Company's sales were comprised of athletic and outdoor footwear for fiscal 1998 and 1997. The remaining sales were principally apparel. Management believes that this sales mix will not materially change for fiscal 1999. Sales and assets outside the United States are not material.


NOTE 2 - ACQUISITION

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

Concurrent with and as a condition of the Company's acquisition of Sneaker, an affiliate of Thomas H. Lee Company ("THL"), a firm which owned a controlling interest in Sneaker, purchased from the Company an aggregate of 926,355 units, each consisting of one share of the Company's common stock and a warrant to purchase 0.997 of a share of the Company's common stock at a purchase price of $21.59 per share. The aggregate purchase price for the units was $20.0 million. The warrants' estimated fair market value on July 2, 1998 was $6.7 million, which, for accounting purposes, was considered a part of the consideration paid by the Company for Sneaker.


NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 31, 1999, the Company adopted Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities (the "SOP"), which requires that costs of start-up activities and organization costs be expensed as incurred. The Company previously expensed start-up costs for new stores in the month that the new store opened. The cumulative effect of this change in accounting principle resulted in a net charge to earnings of approximately $1.8 million ($0.06 per basic and diluted share), net of applicable income taxes of approximately $1.2 million. The effect on the three month period ended May 1, 1999 was an increase in store opening costs of approximately $1.3 million, and a decrease in net income of approximately $774,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $484,000.


NOTE 4 - NEW ACCOUNTING STANDARD

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in fiscal 2000 (although a delay in the effective date until 2001 is presently being contemplated by the Financial Accounting Standards Board). The Company's management has not determined the effect of SFAS No. 133 on its financial statements.


NOTE 5 - LITIGATION

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

On April 20, 1999, the sole superstore franchisee of the Company, as Plaintiff, filed a complaint seeking declaratory judgement, an accounting and monetary damages against the Company. The complaint alleges that the Company has breached its obligations under certain franchise agreements between it and the Plaintiff and seeks actual damages in excess of $82.5 million, punitive damages in excess of $25.0 million and the right to terminate the franchise agreements. The Company denies all allegations contained in the complaint and will vigorously defend these allegations.

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

NOTE 6 - LONG-TERM OBLIGATIONS

At May 1, 1999, the Company had $60.7 million outstanding under a $200.0 million revolving senior credit facility (the "Facility") with a syndicate of banks. The Facility terminates on December 10, 2001, bears interest at a floating rate above either prime or LIBOR (the effective rate was 6.5% at May 1, 1999), is guaranteed and secured by the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary and is subject to certain restrictive covenants. At May 1, 1999, the Company was in compliance with these covenants. However, the Company anticipates that at the end of the second quarter of fiscal 1999 it will not be in compliance with certain covenants under this revolving credit facility. The Company is seeking an amendment to the facility to revise such covenants so that it will remain in compliance.

On April 15, 1999, the Company completed the private placement of $200.0 million of 11.0% senior subordinated notes (the "Notes"). Proceeds from this placement were used to repay a $80.0 million term loan (which was initially borrowed in February 1999) and approximately $113.0 million of the Facility. The Notes mature in May 2009 and require interest payments semi-annually. The Notes are redeemable after April 2004 without a make-whole premium. At any time prior to May 2004, the Company may redeem all of the Notes at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued interest through the redemption date. Before May 2002, the Company may redeem up to 35% of the Notes with the net proceeds of certain sales of equity. The Notes are general unsecured obligations, subordinate to all of the Company's senior debt. Certain Note issuance costs have been classified in other non-current assets on the accompanying balance sheet and are being amortized over the life of the Notes.

All of the Company's wholly owned U.S. subsidiaries (the Company's non-guarantor foreign subsidiary was formed in fiscal 1998) have guaranteed the Notes. Accordingly, unaudited condensed consolidating financial statements are presented below. The guarantees of the guarantor subsidiaries of the Notes are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the ability of Just For Feet, Inc. (the "Parent") to obtain funds from the guarantor subsidiaries. The Parent and the guarantors have accounted for their respective subsidiaries on the equity basis.

Condensed Consolidating Balance Sheets (Unaudited)
(Amounts in thousands)

                                                                                  May 1, 1999
                                                 --------------------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                  Parent        Subsidiaries      Subsidiary      Eliminations     Consolidated
                                                 --------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $      (19)    $     17,436     $         212    $          -     $     17,629
Accounts receivable - trade                           15,463           2,711                 -               -           18,174
Accounts receivable - intercompany                   305,011               -                 -        (305,011)               -
Merchandise Inventory                                119,382         333,164             5,523               -          458,069
Other                                                 10,079           5,901               215               -           16,195
                                                 --------------------------------------------------------------------------------
       Total Current Assets                          449,916         359,212             5,950        (305,011)         510,067

PROPERTY AND EQUIPMENT, NET                           48,980         124,273             2,829               -          176,082
INVESTMENTS IN SUBSIDIARIES                          195,795               -                 -        (195,795)               -
GOODWILL, NET                                              -          70,477                 -               -           70,477
OTHER ASSETS                                          10,996           3,552                11               -           14,559
                                                 --------------------------------------------------------------------------------
                                                 $   705,687    $    557,514     $       8,790    $   (500,806)    $    771,185
                                                 ================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $    54,369    $     39,899     $          (8)   $            -   $     94,260
Accounts payable  - intercompany                           -         296,163             8,848          (305,011)             -
Accrued expenses                                      27,930          11,551               276                 -         39,757
Current maturities of long-term obligations            6,671               -                 -                 -          6,671
                                                 --------------------------------------------------------------------------------
       Total Current Liabilities                      88,970         347,613             9,116          (305,011)       140,688

LONG-TERM OBLIGATIONS                                286,384              30                 -                 -        286,414
DEFERRED LEASE RENTALS                                   924          12,943                 -                 -         13,867
DEFERRED INCOME TAXES                                    821             807                 -                 -          1,628
                                                 --------------------------------------------------------------------------------
       Total Liabilities                             377,099         361,393             9,116          (305,011)       442,597
                                                 --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock                                               3              11                 -               (11)             3
Additional Paid-In Capital                           249,673         115,376                 -          (115,376)       249,673
Retained Earnings                                     78,912          80,734              (326)          (80,408)        78,912
                                                 --------------------------------------------------------------------------------
       Total Stockholders' Equity                    328,588         196,121              (326)         (195,795)       328,588
                                                 --------------------------------------------------------------------------------

                                                 $   705,687    $    557,514     $       8,790    $     (500,806)  $    771,185
                                                 ================================================================================


                                                                                January 30, 1999
                                                 --------------------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                  Parent        Subsidiaries      Subsidiary      Eliminations     Consolidated
                                                 --------------------------------------------------------------------------------
ASSETS

Current Assets:
Cash and cash equivalents                        $     1,856    $     10,309     $         247    $          -     $     12,412
Accounts receivable - trade                           18,875               -                 -                           18,875
Accounts receivable - intercompany                   279,375               -                 -        (279,375)               -
Merchandise Inventory                                 97,030         297,247             5,624                          399,901
Other                                                  7,057          11,030               215                           18,302
                                                 --------------------------------------------------------------------------------
       Total Current Assets                          404,193         318,586             6,086        (279,375)         449,490

PROPERTY AND EQUIPMENT, NET                           45,097         112,693             2,802                          160,592
INVESTMENTS IN SUBSIDIARIES                          191,507               -                 -        (191,507)               -
GOODWILL, NET                                                         71,084                                             71,084
OTHER ASSETS                                           1,287           6,932                11                            8,230
                                                 --------------------------------------------------------------------------------
                                                 $   642,084    $    509,295     $       8,899    $   (470,882)    $    689,396
                                                 ================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                 $    81,341    $     18,540     $         441                     $    100,322
Accounts payable  - intercompany                           -         270,767             8,608        (279,375)               -
Accrued expenses                                      12,465          13,161               105                           25,731
Current maturities of long-term obligations            6,108             531                 -                            6,639
                                                 --------------------------------------------------------------------------------
       Total Current Liabilities                      99,914         302,999             9,154        (279,375)         132,692

LONG-TERM OBLIGATIONS                                215,186           1,017                                            216,203
DEFERRED LEASE RENTALS                                   457          12,705                 -                           13,162
DEFERRED INCOME TAXES                                    821             812                 -                            1,633
                                                 --------------------------------------------------------------------------------
       Total Liabilities                             316,378         317,533             9,154        (279,375)         363,690
                                                 --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock                                               3              11                 -             (11)               3
Additional Paid-In Capital                           249,590         115,376                 -        (115,376)         249,590
Retained Earnings                                     76,113          76,375              (255)        (76,120)          76,113
                                                 --------------------------------------------------------------------------------
       Total Stockholders' Equity                    325,706         191,762              (255)       (191,507)         325,706
                                                 --------------------------------------------------------------------------------

                                                 $   642,084    $    509,295     $       8,899    $   (470,882)    $    689,396
                                                 ================================================================================

Condensed Consolidating Statements of Earnings (Unaudited)
(Amounts in thousands)

                                                          ------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED MAY 1, 1999
                                                          ------------------------------------------------------------------------
                                                                         Guarantor   Non-Guarantor
                                                           Parent      Subsidiaries    Subsidiary      Eliminations   Consolidated
                                                          ------------------------------------------------------------------------
NET SALES                                                 $  38,616       $ 178,958       $  3,411      $         -   $ 220,985

COST OF SALES                                                22,666         103,754          2,113                -     128,533
                                                          ------------------------------------------------------------------------
GROSS PROFIT                                                 15,950          75,204          1,298                -      92,452
                                                          ------------------------------------------------------------------------
FRANCHISE FEES, ROYALTIES AND
  OTHER REVENUE                                                 260              50           (170)               -         140
                                                          ------------------------------------------------------------------------
OPERATING EXPENSES:
    Store operating                                          11,152          55,583          1,144                -      67,879
    Store opening costs                                          87           4,213              -                -       4,300
    Amortization of intangibles                                  45             607              -                -         652
    General and administrative                                1,570           5,393            100                -       7,063
                                                          ------------------------------------------------------------------------
      Total operating expenses                               12,854          65,796          1,244                -      79,894
                                                          ------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                       3,356           9,458           (116)               -      12,698
INTEREST EXPENSE, NET                                        (5,144)              -              -                -      (5,144)
                                                          ------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME
  TAXES, EQUITY IN EARNINGS OF SUBSIDIARIES
   AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                 (1,788)          9,458           (116)               -       7,554
PROVISION FOR INCOME TAXES                                     (688)          3,641            (45)               -       2,908
                                                          ------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EQUITY IN EARNINGS
    OF SUBSIDIARIES AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE                       (1,100)          5,817            (71)               -       4,646

EQUITY IN EARNINGS OF SUBSIDIARIES                            4,288               -              -           (4,288)          -
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                  (389)         (1,458)             -                -      (1,847)
                                                          ------------------------------------------------------------------------
NET EARNINGS (LOSS)                                       $   2,799       $   4,359       $    (71)     $    (4,288)  $   2,799
                                                          ========================================================================

                                                          ------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED APRIL 30, 1998
                                                          ------------------------------------------------------------------------
                                                                         Guarantor   Non-Guarantor
                                                           Parent      Subsidiaries   Subsidiary       Eliminations   Consolidated
                                                          ------------------------------------------------------------------------
NET SALES                                                 $  30,311       $ 119,175       $  2,435      $         -   $ 151,921

COST OF SALES                                                18,161          68,660          1,482                -      88,303
                                                          ------------------------------------------------------------------------
GROSS PROFIT                                                 12,150          50,515            953                -      63,618
                                                          ------------------------------------------------------------------------
FRANCHISE FEES, ROYALTIES AND
  OTHER REVENUE                                                 792            (484)             -                -         308
                                                          ------------------------------------------------------------------------

OPERATING EXPENSES:
    Store operating                                           7,255          36,866            635                -      44,756
    Store opening costs                                         735           2,014            603                -       3,352
    Amortization of intangibles                                  45             315              -                -         360
    General and administrative                                  879           4,520              -                -       5,399
                                                          ------------------------------------------------------------------------
      Total operating expenses                                8,914          43,715          1,238                -      53,867
                                                          ------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                       4,028           6,316           (285)               -      10,059
INTEREST EXPENSE, NET                                          (602)              -              -                -        (602)
                                                          ------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME
  TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES                3,426           6,316           (285)               -       9,457
PROVISION FOR INCOME TAXES                                    1,325           2,426           (110)               -       3,641
                                                          ------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EQUITY IN EARNINGS
    OF SUBSIDIARIES                                           2,101           3,890           (175)               -       5,816

EQUITY IN EARNINGS OF SUBSIDIARIES                            3,715               -              -           (3,715)          -
                                                          ------------------------------------------------------------------------
NET EARNINGS (LOSS)                                       $   5,816       $   3,890        $  (175)     $    (3,715)  $   5,816
                                                          ========================================================================

Condensed Consolidating Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                                  -----------------------------------------------------------------
                                                                                       THREE MONTHS ENDED MAY 1, 1999
                                                                  -----------------------------------------------------------------
                                                                               Guarantor  Non-Guarantor
                                                                    Parent   Subsidiaries  Subsidiary   Eliminations  Consolidated
                                                                  -----------------------------------------------------------------
OPERATING ACTIVITIES:
 Net earnings (loss)                                              $  2,799     $  4,359   $    (71)     $   (4,288)   $    2,799
 Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
        Cumulative effect of change in accounting                      389        1,458          -               -         1,847
        Depreciation and amortization                                1,627        4,621         91               -         6,339
        Deferred income taxes                                            -           (6)         -               -            (6)
        Deferred lease rentals                                         467          239          -               -           706
        Undistributed earnings of subsidiaries                      (4,288)           -          -           4,288             -
        Loss on disposal of property and equipment                      69          178          -               -           247

 Changes in assets and liabilities providing (using) cash:
        Accounts receivable                                          3,412       (2,711)         -               -           701
        Merchandise inventories                                    (22,352)     (35,917)       101               -       (58,168)
        Other assets                                               (12,731)       6,618          -               -        (6,113)
        Accounts payable                                           (26,972)      21,360       (449)              -        (6,061)
        Accrued expenses                                            15,465       (1,611)       171               -        14,025
        Income taxes                                                     -            -          -               -             -
        Advances to/from subsidiaries                              (25,636)      25,396        240               -             -
                                                                  -----------------------------------------------------------------
          Net cash provided by (used in) operating activities      (67,751)      23,984         83               -       (43,684)
                                                                  -----------------------------------------------------------------
INVESTING ACTIVITIES-
 Purchases of property and equipment                                (5,605)     (15,338)      (118)              -       (21,061)
                                                                  -----------------------------------------------------------------
          Net cash used for investing activities                    (5,605)     (15,338)      (118)              -       (21,061)
                                                                  -----------------------------------------------------------------
FINANCING ACTIVITIES:
 Repayments of short-term obligations, net                               -            -          -               -             -
 Borrowings (repayments) of long-term obligations, net              71,398       (1,519)         -               -        69,879
 Proceeds from exercise of options                                      83            -          -               -            83
                                                                  -----------------------------------------------------------------
     Net cash provided by (used in) financing activities            71,481       (1,519)         -               -        69,962
                                                                  -----------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,875)       7,127        (35)              -         5,217

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                   1,856       10,309        247               -        12,412
                                                                  -----------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                      $    (19)    $ 17,436   $    212      $        -    $   17,629
                                                                  =================================================================

                                                                 -------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED APRIL 30, 1998
                                                                 -------------------------------------------------------------------
                                                                                Guarantor   Non-Guarantor
                                                                    Parent    Subsidiaries   Subsidiary   Eliminations  Consolidated
                                                                 -------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net earnings (loss)                                             $    5,816   $    3,890    $     (175)   $   (3,715)   $     5,816
 Adjustments to reconcile net earnings to net cash (used in)                                                       -
     provided by operating activities:                                                                             -
        Depreciation and amortization                                 1,082        1,818            65             -          2,965
        Deferred income taxes                                           150         (178)            -             -            (28)
        Deferred lease rentals                                           38          401             -             -            439
        Undistributed earnings of subsidiaries                       (3,715)           -             -         3,715              -

 Changes in assets and liabilities providing (using) cash:
        Accounts receivable                                          (1,102)          61             -             -         (1,041)
        Merchandise inventories                                       8,989       (9,450)       (5,383)            -         (5,844)
        Other assets                                                   (657)         516           (44)            -           (185)
        Accounts payable                                            (18,867)       9,726             -             -         (9,141)
        Accrued expenses                                             (3,149)       4,355             -             -          1,206
        Income taxes                                                  2,372        1,053             -             -          3,425
        Advances to/from subsidiaries                                (1,174)      (7,349)        8,523             -              -
                                                                 ------------------------------------------------------------------
          Net cash (used in) provided by operating activities       (10,217)       4,843         2,986             -         (2,388)
                                                                 ------------------------------------------------------------------
INVESTING ACTIVITIES-
 Purchases of property and equipment                                   (858)      (8,765)       (2,654)            -        (12,277)
                                                                 ------------------------------------------------------------------
          Net cash used for investing activities                       (858)      (8,765)       (2,654)            -        (12,277)
                                                                 ------------------------------------------------------------------
FINANCING ACTIVITIES:
 Repayments of short-term obligations, net                          (63,951)           -             -             -        (63,951)
 Borrowings (repayments) of long-term obligations, net                  832           53             -             -            885
 Proceeds from exercise of options                                      865            -             -             -            865
                                                                 ------------------------------------------------------------------
     Net cash provided by (used in) financing activities            (62,254)          53             -             -        (62,201)
                                                                 ------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (73,329)      (3,869)          332             -        (76,866)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                   77,228        5,262             -             -         82,490
                                                                 ------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                     $    3,899   $    1,393    $      332    $        -    $     5,624
                                                                 ==================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company operates retail stores in the brand-name athletic and outdoor footwear and apparel market. The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. At May 1, 1999, there were 152 Just For Feet superstores operating in 28 states and Puerto Rico, including 12 stores operated by Just For Feet's only superstore franchisee. Of the Company operated Just For Feet superstores, five superstores were opened and 12 former Sneaker Stadium superstores were remodeled and reopened in the first three months of fiscal 1999. The Company expects to open a total of approximately 25 new superstores and 14 remodeled former Sneaker Stadium superstores during fiscal 1999. The Company may change the rate of opening of new superstores in any one fiscal quarter. At May 1, 1999, there were 167 Company-owned and 42 franchised specialty stores in 22 states and Puerto Rico.

     The Company has recently experienced some operational and market difficulties in the specialty store division which had an adverse impact on the Company's profitability in the first quarter of fiscal 1999 and are likely to continue to impact profitability for the remainder of fiscal 1999. In the fourth quarter of fiscal 1998, sales at the specialty stores suffered along with other smaller format athletic footwear retailers. In the first quarter of fiscal 1999, specialty store operations were adversely impacted by lower gross margins and higher than anticipated store operating expenses as a percentage of net sales, primarily as a result of lower than expected sales volumes in recently opened specialty stores and higher than expected interest expense associated with funding higher than planned inventory levels during the period. At May 1, 1999, the specialty store division had excess inventory of over $50 million. The buildup in inventory is attributable mainly to footwear orders placed at the division level in excess of the division's current needs, as well as to the lower than expected sales volumes in the specialty stores. The Company has announced its intention to significantly reduce inventory levels. As the Company attempts to lower inventory levels, Company-wide gross margins will continue to decrease significantly, particularly in the second quarter of fiscal 1999. As a result of the implementation of this plan to reduce inventory levels and higher than planned interest costs, the Company anticipates reporting a net loss in the second quarter of fiscal 1999 and that net earnings in fiscal 1999 will be lower than in fiscal 1998. If the Company is unable to achieve significant inventory reductions in the second quarter as planned, and higher than planned inventory levels continue, the Company will experience significantly lower gross margins, significantly higher store operating expenses and net interest expense, decreased liquidity and significantly lower net earnings in fiscal 1999 than in fiscal 1998.

     As a result of these difficulties, the Company has reduced the number of specialty stores it expects to open in fiscal 1999 from 60 to 45 (of which 37 already have been opened to date). The Company currently does not intend to open any new specialty stores in fiscal 2000 unless the current conditions in the athletic footwear industry and the results of the specialty store division improve.

     On July 2, 1998, the Company acquired Sneaker Stadium, Inc. ("Sneaker"), an operator of 39 athletic footwear and apparel superstores located primarily in the Northeast and Mid-Atlantic regions of the United States. The Company has converted and re-opened as Just For Feet superstores 33 of these stores (12 during the first quarter) and permanently closed four. The corporate headquarters of Sneaker Stadium has substantially closed and all its operations have been consolidated into the Company's Birmingham, Alabama headquarters. In connection with the acquisition, Just For Feet assumed $43.0 million of existing Sneaker Stadium debt and, if the acquired Sneaker Stadium stores attain certain future financial targets, the Company will make additional payments of up to $33.0 million on or after April 30, 2002. The Sneaker acquisition has been accounted for as a purchase and accordingly, the results of operations are included in the have been consolidated statement of earnings as of the acquisition date. Acquired stores that were remodeled and integrated into the Company's operations were closed during the remodeling period. During such remodeling period, the Company continued to incur rent and other store operating expenses, including salaries and wages, without generating any sales. These expenses, which would otherwise be recognized as store operating costs have instead been classified as store opening costs in the accompanying statement of earnings. These conditions may affect the Company's profitability for such periods and the comparability of the Company's results of operations for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three month period ended May 1, 1999, comparable store sales increased 2.4% as compared to 3.5% for the same period last year. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The first quarter of fiscal 1998 was the first quarter that the Company included the specialty stores in the comparable store sales base. The Company will not report the superstores acquired from Sneaker Stadium in its comparable sales results until such stores have been remodeled, reopened and operated as Just For Feet superstores for 13 months.

  Effective with the beginning of the current fiscal year, January 31, 1999, the Company changed its method of accounting for store opening costs as required by Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, (the "SOP"). The SOP requires that start-up costs be expensed as incurred. The Company previously expensed these costs in the month that the store opened. The cumulative effect of the change in accounting principle which resulted from adopting the SOP was a net charge to earnings of approximately $1.8 million ($0.06 per basic and diluted share), net of applicable income taxes of approximately $1.2 million. The effect on the three month period ended May 1, 1999 was an increase in store opening costs of approximately $1.3 million, and a decrease in net income of approximately $774,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $484,000.

  Effective in late fiscal 1998, the Company adopted the standard fiscal year for the retail industry which is a 52/53-week period ending on the Saturday closest to January 31. As a result, fiscal 1999 refers to the period beginning January 30, 1999 and ending January 29, 2000 and fiscal 1998 refers to the period from February 1, 1998 to January 30, 1999. However, all quarters during fiscal 1998 ended the last day of April, July and October and have not been restated as a result of the change in fiscal year.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:

                                                                             Three Months Ended
                                                                     -------------------------------
                                                                         May 1,         April 30,
                                                                         1999               1998
                                                                         ----               ----
Net sales..........................................................       100.0 %            100.0 %
Cost of sales......................................................        58.2               58.1
                                                                       --------            -------
    Gross profit...................................................        41.8               41.9
Franchise fees, royalties and other revenue........................         0.1                0.2
Operating expenses:
    Store operating................................................        30.7               29.5
    Store opening costs............................................         2.0                2.2
    Amortization of intangibles....................................         0.3                0.2
    General and administrative.....................................         3.2                3.6
                                                                       --------            -------
       Operating income............................................         5.7                6.6
Interest (expense) income, net.....................................        (2.3)              (0.4)
                                                                       --------            -------
Earnings before income taxes and cumulative
    effect of change in accounting.................................         3.4                6.2
Provision for income taxes.........................................         1.3                2.4
                                                                       --------            -------
Earnings before cumulative effect of change in
    accounting.....................................................         2.1                3.8
Cumulative effect of change in accounting..........................        (0.8)                 -
                                                                       --------            -------
       Net earnings................................................         1.3 %              3.8 %
                                                                       ========            =======

THREE MONTHS ENDED MAY 1, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

Net Sales - Net sales increased $69.1 million, or 45.5%, to $221.0 million in the first quarter of fiscal 1999 compared to net sales of $151.9 million for the first quarter of fiscal 1998. This increase was primarily attributable to 53 new superstores (including 33 remodeled and re-opened former Sneaker superstores) and 66 new specialty stores opened since April 30, 1998 and an increase in comparable store sales of 2.4%. The calculation of comparable store sales included 68 superstores and 86 specialty stores at May 1, 1999. The acquisition of Sneaker Stadium on July 2, 1998 has been accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated statement of earnings from the July 2, 1998 acquisition date.

Gross Profit - Gross profit for the first quarter of fiscal 1999 increased 45.3% to $92.5 million from $63.6 million in the prior year comparable period, primarily as a result of increased sales. As a percentage of net sales, gross profit for the first quarters of fiscal 1999 and 1998 remained relatively constant at 41.8% and 41.9%, respectively.

Franchise Fees, Royalties and Other Revenue. Franchise fees, royalties and other revenue decreased 54.6% to $140,000 in the first quarter of fiscal 1999 from $308,000 in the first quarter of fiscal 1998 primarily as a result of the Company not recognizing any royalty income from its sole superstore franchisee as a result of a lawsuit filed against the Company by the franchisee in April 1999.

Store Operating Expenses. Store operating expenses increased $23.1 million or 51.7% to $67.9 million in the first quarter of fiscal 1999 from $44.8 million in the first quarter of fiscal 1998. The increase was primarily attributable to the operating expenses of the 53 new superstores and 66 new specialty stores opened since April 30, 1998. As a percentage of net sales, store operating expenses increased to 30.7% for the three month period ended May 1, 1999 from 29.5% for the three month period ended April 30, 1998. This increase was primarily a result of higher store operating costs in the specialty store division as a percentage of net sales, as sales at newer specialty stores opened primarily in the latter part of fiscal 1998 and in 1999 have not achieved anticipated levels which has resulted in a higher store operating expense structure than in the prior year period.

Store Opening Costs. Effective with the beginning of the current fiscal year (January 31, 1999) the Company changed its method of accounting for store opening costs as required by Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, (the "SOP"). The SOP requires that start-up activities and organization costs be expensed as incurred. The Company previously expensed these costs for new stores in the month that the new store opened. The effect on the three month period ended May 1, 1999 was an increase in store opening costs of approximately $1.3 million, and a decrease in net income of approximately $774,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $484,000. The Company opened five new superstores, 12 converted former Sneaker superstores and 27 new specialty stores in the first quarter of fiscal 1999 as compared to 11 new superstores and 10 new specialty stores in the first quarter of fiscal 1998. As a percentage of net sales, store operating costs declined to 2.0% for the current quarter from 2.2% in the prior year first quarter as a result of this accounting change and the increase in net sales noted above.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $652,000 for the first quarter of fiscal 1999 from approximately $360,000 in the first quarter of fiscal 1998. This increase is primarily attributable to the amortization of goodwill resulting from the acquisition of Sneaker Stadium in July of 1998.

General and Administrative Expenses. General and administrative expenses increased $1.7 million or 30.8%, to $7.1 million in the first quarter of fiscal 1999 from $5.4 million in the first quarter of fiscal 1998. This increase was primarily attributable to the increase in corporate staff to support the Company's planned growth. As a percentage of net sales, general and administrative expenses decreased to 3.2% in the first quarter of fiscal 1999 from 3.6% in the first quarter of fiscal 1998, due primarily to the continued leverage on higher sales at Just For Feet superstores and specialty stores and continued focus on controlling such costs.

Operating Income. Operating income increased 26.2% to $12.7 million in the first quarter of fiscal 1999 from $10.1 million in the first quarter of fiscal 1998. Operating income, as a percentage of net sales, decreased to 5.7% in the first quarter of fiscal 1999 from 6.6% in the first quarter of fiscal 1998 primarily due to the increase in store operating expenses as a percentage of net sales, as outlined above.

Net Interest Expense/Income. Net interest expense was $5.1 million in the first quarter of fiscal 1999, compared to $602,000 in the first quarter of fiscal 1998. The increase in net interest expense was primarily due to the increase in debt to fund the acquisition of Sneaker Stadium, to fund the cash requirements for opening 20 new superstores, remodeling and re-opening 33 former Sneaker Stadium superstores and 66 new specialty stores since April 30, 1998 and due to the cash requirements of funding higher than planned inventory levels in the first quarter of fiscal 1999.

Provision for Income Taxes. The Company's effective combined federal and state income tax rate remained constant at 38.5% for the first quarter of fiscal 1999 and 1998.

Earnings Before the Cumulative Effect of the Change in Accounting. As a result of the above factors, earnings before the cumulative effect of the change in accounting principle decreased 20.1% to $4.6 million in the first quarter of fiscal 1999 from $5.8 million in the first quarter of fiscal 1998.

Cumulative Effect of the Change in Accounting. The cumulative effect of the change in accounting principle that resulted from adopting the SOP was a net charge to earnings of $1.8 million, net of applicable income taxes of $1.2 million.

Net Earnings. As a result of the above factors, net income decreased 51.9% to $2.8 million in the first quarter of fiscal 1999 from $5.8 million in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital have been cash flows from operations, borrowings under its revolving credit facility and other credit facilities and proceeds from public and private offerings of securities. The Company had working capital of $369.4 million and $316.8 million at May 1, 1999 and January 30, 1999, respectively. The principal use of cash has been to fund new store openings, acquisitions and store operations, to remodel the acquired Sneaker Stadium superstores and to purchase inventory, equipment and fixtures. During the three months ended May 1, 1999, the Company spent $21.6 million for property and equipment, including $14.1 million to open new stores, $6.3 million for improvements to existing stores, and $1.2 million for corporate additions and improvements. The Company's short-term operational cash requirements are not highly seasonal. The Company had $17.6 million in cash and cash equivalents as of May 1, 1999.

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

  On December 10, 1998, the Company obtained a $200 million revolving senior credit facility (the "Facility") from a syndicate of banks. The Facility terminates on December 10, 2001 and bears interest at a floating rate above either prime or LIBOR. The Facility is secured by the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary, guaranteed by all of the domestic subsidiaries, and is subject to certain restrictive covenants. Management anticipates that at the end of the second quarter of fiscal 1999, the Company will not be in compliance with certain covenants under the Facility. The Company is seeking an amendment to the facility to revise such covenants so that the Company will remain in compliance. The Company is also seeking additional support from its major vendors. Although management is confident that the Company will obtain this vendor support and this amendment, there can be no assurance that such will be obtained. If the Company is unable to obtain an amendment to the Facility, the Company may be in default which would permit its lenders under the Facility to accelerate the maturity of the debt under the Facility and would cause defaults under the Company's other indebtedness. In addition, if the Company is unable to obtain an amendment to the Facility or vendor support, the Company will require additional funds from other sources to fund the Company's operations. In such event, there can be no assurance that the Company will be able to obtain such financing as and when required or on acceptable terms.

  Interest rates under the Facility are subject to increase depending on changes in certain ratios under the financial covenants. The proposed amendment to the credit agreement provides for further increases to the interest rate under the Facility based upon changes in these ratios.

  On April 15, 1999, the Company completed a $200.0 million private placement of senior subordinated notes (see Note 6). Proceeds from this such private placement were used to repay an $80.0 million term loan and $113.0 million of the Facility discussed above.

  At June 1, 1999, there was $153.7 million outstanding on the Facility. The $93.0 million increase in the amount outstanding under this Facility since May 1, 1999 was used principally to fund the opening of new superstores, new specialty stores and the remodeling and reopening of Sneaker Stadium superstores, as well as to fund higher than planned inventory levels, during the period.

  The Company finances certain store fixtures, point-of-sale equipment and management information systems through various financing arrangements which may involve capital leases and/or senior term loans.

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

  The Company anticipates opening a total of approximately 25 new superstores, 14 remodeled former Sneaker Stadium superstores and approximately 45 new specialty stores in fiscal 1999, and approximately 25 new superstores in fiscal 2000.

  The Company plans to spend approximately $60.0 to $65.0 million on capital expenditures in fiscal 1999. Included in this estimate is approximately $5.0 million for the construction of a second office building on the campus of its existing Birmingham, Alabama headquarters, approximately $49.0 to $54.0 million for the opening of new superstores (including two flagship superstores) and specialty stores and approximately $6.0 million in connection with other capital improvements to its business. Total capital expenditures for the construction of its second office building are estimated to be $8.0 million over fiscal 1999 and fiscal 2000. The Company estimates the cost of opening the two flagship superstores planned for 1999, including capital expenditures with respect to such superstores, will aggregate approximately $6.0 million. The Company is not currently planning any material expenditures other than those mentioned above.

  Management anticipates that at the end of the second quarter of fiscal 1999, the Company will not be in compliance with certain covenants under the revolving credit facility. The Company is seeking an amendment to the Facility to revise such covenants so that the Company will remain in compliance. The Company is also seeking additional support from its major vendors. The Company had $46.3 million available for additional borrowings under the Facility at June 1, 1999. Future borrowings under the Facility are subject for the satisfaction of certain conditions at the time of borrowing. The Company believes that internally generated funds, cash on hand, vendor support and bank borrowings under the facility will be adequate to fund its anticipated needs through at least the end of fiscal 1999. Although management is confident that it will obtain the vendor support and the amendment to the credit facility, there can be no assurance that it will. If it is unable to obtain an amendment to the facility, the Company would be in default, which would permit its lenders under that facility to accelerate the maturity of the Company's debt under that facility and would cause defaults under the Company's other indebtedness, including the senior subordinated notes. In addition, if the Company is unable to obtain an amendment to the credit facility or vendor support, it will require additional funds from other financing sources to fund its operations. In such event, there can be no assurance that it will be able to obtain such financing as and when required or on acceptable terms.

New Accounting Standards Not Yet Adopted

  In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in fiscal 2000 (although a delay in the effective date until 2001 is presently being contemplated by the Financial Accounting Standards Board). Management has not determined the likely effect of SFAS No. 133 on the Company's financial statements.

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

  All known Year 2000 upgrade, replacement or remediation efforts for key systems are complete with the following three exceptions:

          . User files generated through desktop office automation applications (estimated completion date August 1999).
          . Specialty store division's cash register applications on IBM's Retail Applications for DOS (estimated completion date August
             1999).
          . Ceridian payroll system interface (estimated completion date September 1999).

  The Company relies on two applications to manage inventory and monitor sales activity. The two applications are Island Pacific's I3 Merchandising Applications for Retail ("I3") and IBM's Retail Applications for DOS ("RADOS").

  Another application, Premenos, provides electronic data interchange ("EDI") interface capabilities between the Company and vendors for I3 processing. I3 is an inventory and distribution management system that the Company uses to analyze sales and inventory, and to purchase, price and distribute product. The Company also uses an integrated financial package from I3. The Company does not use any other application for inventory item control or for recording financial information. The I3 version 1.3, is the latest supported software release of these applications and is certified Year 2000 compliant by the vendor. I3 runs on the Company's IBM AS400 model 535 computer. The AS400 runs IBM OS400 operating system software, which IBM certifies is Year 2000 compliant. In addition, as part of the AS400 upgrades, which took place in 1997 as part of a normal maintenance routine, the Company ensured Year 2000 compliance of that hardware. The Company also completed a conversion of all point of sale ("POS") equipment in its superstores to address enhanced operational needs which also ensured Year 2000 compliance of those terminals. The completion date of the upgrade to the Year 2000 RADOS release for the specialty stores is estimated to be August 1999. All superstore POS registers now operate on the latest version of RADOS, which IBM certifies as being Year 2000 compliant. RADOS runs on IBM 4694 model 144 POS terminals. These terminals are upgraded to the latest version of hardware BIOS. The oldest terminal in the Company inventory is approximately two years old.

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

  The remaining component of the payroll system consists of an interface written by the Company with the Ceridian system that calculates net pay and produces paychecks for Company employees. The interface was written using the Delphi development toolkit. Validation of Ceridian Year 2000 compliance is part of the Company's Compliance Validation Project and is scheduled to be completed in September 1999.

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

  The Company's other applications which are not dependent on computers or software such as security, fire, phone, audio and visual entertainment systems, heating and air conditioning and other such systems have been evaluated and are considered to be Year 2000 compliant. Vendor surveys and requests for certifications of Year 2000 compliance have been received from all major vendors considered critical to the Company's business continuity. The Company is in the process of evaluating the responses from the vendors to determine if a contingency plan is necessary. The estimated completion date for the evaluation and implementation of a contingency plan, if one is deemed necessary, is September 1999.

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


Item 3.  Qualitative And Quantitative Disclosure About Market Risk

The Company's major "market risk" exposure is the effect of changing interest rates. The Company manages its interest exposure by using a combination of fixed and variable rate debt. At May 1, 1999, the Company's debt consisted of approximately $231.4 million of fixed-rate debt with a weighted average interest rate of 10.6% and $61.7 million of variable-rate debt with a weighted average interest rate of 6.5%. If interest rates on such variable debt were to increase by 65 basis points (one-tenth of the weighted average variable-rate at May 1, 1999), the net impact on the Company's results of operations and cash flows would not be material.

Cautionary Statement Concerning Forward-looking Statements

  This filing contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this filing and the Company's other filings with the Securities and Exchange Commission ("SEC") and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) the timing, magnitude and costs of the Company's entry into the smaller specialty store market of the industry; (ii) the Company's expansion plans;
(iii) the Company's ability to successfully convert Sneaker Stadium superstores to Just For Feet superstores; (iv) potential acquisitions by the Company; (v) trends affecting the Company's financial condition or results of operations; and
(vi) the Company's business and growth strategies. These include statements regarding the effect of recent difficulties in our specialty store division on our fiscal 1999 results and future expansion plans and our plans to seek vendor support and amendments to our credit facilities. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The information contained in this filing and the Company's other filings with the SEC, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" identifies important factors that could cause such differences.


PART II

Item 6. Exhibits And Reports On Form 8-K.
------- ---------------------------------

        (a)  Exhibits.  No exhibits are required to be filed with this Report.
        (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended May 1, 1999.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JUST FOR FEET, INC.



Dated: June 11, 1999                By: /s/  Harold Ruttenberg
                                       ----------------------------
                                    Harold Ruttenberg
                                    Chairman and Chief Executive Officer




Dated: June 11, 1999                By: /s/  Eric L. Tyra
                                       -------------------------
                                    Eric L. Tyra
                                    Executive Vice President and Chief Financial
                                    Officer