Form 10-Q
period 1999-07-31
JUST FOR FEET INC
filed 1999-09-27
CIK 918111

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        Commission File Number:
     July 31, 1999                                        0-23570

                              JUST FOR FEET, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                    52-2098043
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


7400 Cahaba Valley Road, Birmingham, Alabama             35242
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (205) 408-3000
                                                     ---------------

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

     Yes    X             No
         -------              -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share             31,210,980 shares
----------------------------------------     ---------------------------------
              Class                          Outstanding at September 15, 1999

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)


                                                JULY 31             JANUARY 30,
                                                 1999                  1999

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................   $ 21,383              $ 12,412
  Accounts receivable.......................     18,273                18,875
  Merchandise inventories...................    463,424               399,901
  Other.....................................     32,442                18,302
                                               --------              --------
    Total current assets....................    535,522               449,490

PROPERTY AND EQUIPMENT,NET..................    196,716               160,592
GOODWILL, NET...............................     69,866                71,084
OTHER ASSETS................................     16,088                 8,230
                                               --------              --------
                                               $818,192              $689,396
                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................   $ 62,771              $100,322
  Accrued advertising.......................     11,624                 2,561
  Accrued interest..........................      8,002                 1,532
  Accrued other expenses....................     37,943                21,638
  Current maturities of long-term
    obligations.............................      7,001                 6,639
                                               --------              --------
    Total current liabilities...............    127,341               132,692

LONG-TERM OBLIGATIONS.......................    371,838               216,203
DEFERRED LEASE RENTALS......................     14,706                13,162
DEFERRED INCOME RENTALS.....................      1,606                 1,633
                                               --------              --------
    Total liabilities.......................    515,491               363,690
                                               --------              --------

STOCKHOLDERS' EQUITY
  Preferred stock - par value $.0001;
    5,000 shares authorized; none issued
  Common stock - par value $.0001;
    70,000 shares authorized; 31,211
    (July 31, 1999) and 31,197 (January 30,
    1999) shares issued and outstanding.....          3                     3
  Paid-in capital...........................    249,719               249,590
  Retained earnings.........................     52,979                76,113
                                               --------              --------
     Total stockholders' equity.............    302,701               325,706
                                               --------              --------
                                               $818,192              $689,396
                                               ========              ========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

                                                                                Three Months Ended         Six Months Ended
                                                                              -----------------------   ----------------------
                                                                                JULY 31,    JULY 31,      JULY 31,   JULY 31,
                                                                                 1999        1998          1999       1998
NET SALES................................................................     $ 225,768   $ 175,329     $ 446,753   $ 327,250
COST OF SALES............................................................       157,902      99,813       286,435     188,116
                                                                              ---------   ---------     ---------   ---------
GROSS PROFIT.............................................................        67,866      75,516       160,318     139,134
                                                                              =========   =========     =========   =========
FRANCHISE FEES, ROYALTIES EARNED AND OTHER REVENUE.......................           144         288           284         596
                                                                              ---------   ---------     ---------   ---------
OPERATING EXPENSES:
  Store operating........................................................        88,618      53,004       156,497      97,760
  Store opening..........................................................         2,593       1,890         6,893       5,243
  Amortization of intangibles............................................           657         433         1,309         793
  General and administrative.............................................         9,199       5,782        16,262      11,181
                                                                              ---------   ---------     ---------   ---------
    Total operating expenses.............................................       101,067      61,109       180,961     114,977
                                                                               --------   ---------     ---------   ---------
OPERATING (LOSS) INCOME..................................................       (33,057)     14,695       (20,359)     24,753
INTEREST EXPENSE NET.....................................................         9,107       1,726        14,251       2,328
                                                                              ---------   ----------    ---------   ---------
(LOSS) EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............................       (42,164)     12,969       (34,610)     22,425
(BENEFIT) PROVISION FOR INCOME TAXES.....................................       (16,231)      4,993       (13,323)      8,634
                                                                              =========   =========     =========   =========
(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..............................................................       (25,933)      7,976       (21,287)     13,791
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......................           -            -         (1,847)        -
                                                                              ---------   ---------     ---------   ---------
NET (LOSS) EARNINGS......................................................     $ (25,933)  $   7,976     $ (23,134)  $  13,791
                                                                              =========   =========     =========   =========
BASIC (LOSS) EARNINGS PER SHARE:
  Before cumulative effect of change in accounting principle.............     $   (0.83)  $    0.26     $   (0.68)  $    0.46
  Cumulative effect of change in accounting principle....................           -            -          (0.06)        -
                                                                              =========   =========     =========   =========
  Net (loss) earnings per share..........................................     $   (0.83)  $    0.26     $   (0.74)  $    0.46
                                                                              ---------   ----------    ---------   ---------
DILUTED (LOSS) EARNINGS PER SHARE:
  Before cumulative effect of change in accounting principle.............     $   (0.83)  $    0.25     $   (0.68)   $   0.44
  Cumulative effect of change in accounting principle....................           -            -          (0.06)        -
                                                                              ---------   ---------     ---------    --------
  Net (loss) earnings per share..........................................     $   (0.83)  $    0.25     $   (0.74)   $   0.44
                                                                              =========   =========     =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..................................................................        31,211      30,532        31,207      30,288
                                                                              =========   =========     =========    ========
  Diluted................................................................        31,211      32,199        31,207      31,686
                                                                              =========   =========     =========   =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUST FOR FEET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                               Six Months Ended
                                                                   July 31,
                                                           -------------------------
                                                             1999            1998

OPERATING ACTIVITIES:
  Net (loss) earnings....................................  $ (23,134)       $ 13,791
  Adjustments to reconcile net (loss) earnings to net
    cash used by operating activities:
    Cumulative effect of change in accounting principle..      1,847
    Depreciation and amortization........................     14,425           6,420
    Deferred income taxes................................        (28)            (42)
    Deferred lease rentals...............................      1,545           1,248
    Loss on disposal of property and equipment...........      1,090
  Changes in assets and liabilities providing (using)
    cash, net of effects of acquisitions in 1998:
    Accounts receivable..................................        602          (1,252)
    Merchandise inventories..............................    (63,523)        (80,194)
    Other assets.........................................    (23,907)          4,986
    Accounts payable.....................................    (37,551)         35,015
    Accrued advertising..................................      9,063           1,771
    Accrued interest.....................................      6,470           1,232
    Accrued other expenses...............................     16,305            (455)
    Income taxes.........................................                     (1,363)
                                                           ---------        --------
      Net cash used by operating activities..............    (96,796)        (18,843)
                                                           ---------        --------
INVESTING ACTIVITIES:
  Purchases of property and equipment....................    (50,253)        (23,614)
  Acquisitions, net of cash acquired.....................                       (199)
                                                           ---------        --------
      Net cash used for investing activities.............    (50,253)        (23,813)
                                                           ---------        --------

FINANCING ACTIVITIES:
  Repayments of short-term borrowings, net...............                    (49,369)
  Borrowings of long-term obligations....................    774,363           1,700
  Principal payments on long-term obligations............   (618,472)         (1,723)
  Proceeds from exercise of options......................        129           2,796
  Proceeds from issuance of stock........................                     20,000
                                                           ---------        --------
      Net cash provided by (used for) financing
        activities.......................................    156,020         (26,596)
                                                           ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      8,971         (69,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     12,412          82,490
                                                           ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $  21,383        $ 13,238
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

The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year ending January 29, 2000. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 30, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

FISCAL YEAR

In late 1998 the Company adopted the standard fiscal year of the retail industry which is a 52/53 week period ending on the Saturday closest to January 31. As a result, the most recent fiscal year ended on January 30, 1999 ("fiscal 1998") and the current three and six month periods ended on July 31, 1999. However, all quarters during fiscal 1998 ended the last day of April, July and October and have not been restated as a result of the change in fiscal year.

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


NOTE 2 - ACQUISITION

On July 2, 1998, the Company acquired all of the outstanding stock of Sneaker Stadium, Inc. ("Sneaker") for nominal cash consideration and the assumption of $43.0 million of existing bank debt. Such debt was immediately paid off with the proceeds of a term loan by the Company. The Company may make additional payments of up to $33.0 million after April 2002 to certain specified former lenders of Sneaker, if the acquired Sneaker Stadium stores attain certain financial targets. Such additional payments, if required, will be accounted for as additional consideration for the acquisition. The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair market value of net assets acquired is being amortized over 30 years.

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

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 31, 1999, the Company adopted Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities (the "SOP"), which requires that costs of start-up activities and organization costs be expensed as incurred.
The Company previously expensed start-up costs for new stores in the month that the new store opened. The cumulative effect of this change in accounting principle resulted in a net charge to earnings of approximately $1.8 million ($0.06 per basic and diluted share), net of applicable income taxes of approximately $1.2 million. The effect on the three month period ended July 31, 1999 was a decrease in store opening costs of approximately $805,000, and a decrease in net loss of approximately $551,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $254,000. The effect on the six month period ended July 31, 1999 was an increase in store opening costs of approximately $453,000 and an increase in net loss of approximately $279,000 ($0.01 per basic and diluted share), net of applicable income taxes of approximately $174,000.

NOTE 4 - NEW ACCOUNTING STANDARD

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement, as amended, will be effective for the Company in fiscal 2001. The Company's management has not determined the effect of SFAS No. 133 on its financial statements.

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

On April 20, 1999, the sole superstore franchisee of the Company, as plaintiff, filed a complaint seeking declaratory judgement, an accounting and monetary damages against the Company. The complaint alleges that the Company has breached its obligations under certain franchise agreements between it and the plaintiff and seeks actual damages in excess of $82.5 million, punitive damages in excess of $25.0 million and the right to terminate the franchise agreements. The Company denies all allegations contained in the initial complaint and will vigorously defend these allegations. On June 29, 1999, the Company filed a complaint against such franchisee and its principal shareholder claiming trademark infringement, and seeking a preliminary and permanent injunction and monetary damages in excess of $1.0 million. This complaint was filed in the same court as the April 20, 1999 complaint against the Company set forth above. The Court has consolidated the two complaints. After a hearing on the Company's Motion for a preliminary injunction, the Court determined that the franchise agreements had been terminated and granted the Company a preliminary injunction and ordered the franchisee to cease using the Just For Feet name, trademark and other elements of the Just For Feet system in the retail operation of the franchisee's stores by September 2, 1999 and to perform all post termination obligations specified in the franchise agreements by October 30, 1999.

On March 1, 1999, Just For Feet, Inc. filed a complaint against Saatchi and Saatchi Business Communications, Inc. ("Saatchi") and Fox Broadcasting Company ("Fox") in Alabama seeking recovery for damages allegedly incurred by Just For Feet, Inc. in connection with the broadcast of a Super Bowl television commercial created and produced for Just For Feet, Inc. by Saatchi and a related Super Bowl promotional contest. The complaint alleges that Saatchi represented to Just For Feet, Inc. that the commercial would be broadcast during the third quarter of the 1999 Super Bowl and was responsible for purchasing air time during the third quarter of the Super Bowl. The complaint also alleges that Fox failed to broadcast the commercial during the designated time period. Just For Feet, Inc. has asserted claims against Saatchi for breach of contractual guarantees and warranties, misrepresentation, breach of contract and professional negligence and malpractice and claims against Fox for breach of contract. Just For Feet, Inc. is also claiming punitive damages against Saatchi. Saatchi has filed a counterclaim against Just For Feet, Inc. for breach of contract and quantum meruit in the amount of $1.9 million plus interest. Just For Feet is vigorously pursuing its claims and its defenses of the counterclaims.

On or about February 25, 1999, Saatchi filed a complaint in federal court against Just For Feet, Inc. for breach of contract and for an account stated in connection with allegedly unpaid invoices for advertising work Saatchi performed for Just For Feet, Inc. and the cost of commercial air time for television commercials and space for print advertisements purchased by Saatchi for Just For Feet, Inc. Saatchi is claiming damages in the amount of $3.2 million. On April 19, 1999, Just For Feet, Inc. filed a motion to dismiss or, in the alternative, to stay the federal action by reason of the pendency of the more comprehensive action filed by Just For Feet, Inc. in Alabama (as described above). That motion has not yet been addressed by the court.

The Company is a defendant in various lawsuits in the ordinary course of its business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, with respect to these lawsuits; however, in the opinion of the Company, the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.

NOTE 6 - LONG-TERM OBLIGATIONS

On September 24, 1999, the Company and all of its domestic subsidiaries entered into a new two-year $175.0 million senior secured revolving credit facility with a syndicate of banks and a revised senior credit facility of $40.0 million with its existing bank group (collectively, the "Credit Facilities"). The $175.0 million revolving facility, which is secured by substantially all of the assets of the Company and its domestic subsidiaries, permits borrowings of up to the lesser of $175.0 million or a calculated borrowing base that is a percentage of eligible inventory. This revolving facility bears interest at LIBOR plus 2.75% and expires on September 24, 2001. The $40.0 million loan bears interest at LIBOR plus 4.00%, is guaranteed by the Company's domestic subsidiaries and is secured by a second lien on accounts receivable, inventory and all of the stock of the Company's domestic subsidiaries and 66 2/3% of the stock of the Company's foreign subsidiary and expires on September 25, 2001. The Company immediately used $121.0 million from the $175.0 million revolving facility to repay $121.0 million outstanding under the Company's old $200.0 million senior credit facility (the "Old Facility"), leaving a $40.0 million balance under the Old Facility, which was then amended as set forth above. On September 24, 1999, the Company had a total of $34.9 million of availability under the Credit Facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

At July 31, 1999, the Company had $148.0 million outstanding under the Old Facility. The Old Facility was to terminate on December 10, 2001, bore interest at a floating rate above either prime or LIBOR (the effective rate was 6.9% at July 31, 1999), was guaranteed and secured by all of the stock of the Company's domestic subsidiaries and 66 2/3% of the Company's foreign subsidiary and was secured by a first lien on the accounts receivable and inventory of the Company and its domestic subsidiaries, and was subject to certain covenants. During July 1999, the Company obtained an amendment that revised certain terms and covenants of the Old Facility. At July 31, 1999, the Company was in compliance with the amended covenants. In the quarter ending October 30, 1999, the Company will write off debt issuance costs relating to the Old Facility.

On April 15, 1999, the Company completed the private placement of $200.0 million of 11.0% senior subordinated notes (the "Notes"). Proceeds from this placement were used to repay an $80.0 million term loan (which was initially borrowed in February 1999) and approximately $113.0 million under the Old Facility. The Notes mature in May 2009 and require interest payments semi-annually. The Notes are redeemable after April 2004 without a make-whole premium. At any time prior to May 2004, the Company may redeem all of the Notes at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued interest through the redemption date. Before May 2002, the Company may redeem up to 35% of the Notes with the net proceeds of certain sales of equity. The Notes are general unsecured obligations, subordinate to all of the Company's senior debt. Certain Note issuance costs have been classified in other non-current assets on the accompanying balance sheet and are being amortized over the life of the Notes.

All of the Company's wholly owned U.S. subsidiaries have guaranteed the Notes. Accordingly, unaudited condensed consolidating financial statements are presented below. The guarantees of the guarantor subsidiaries of the Notes are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the ability of Just For Feet, Inc. (the "Parent") to obtain funds from the guarantor subsidiaries. The Parent and the guarantors have accounted for their respective subsidiaries on the equity basis.

Condensed Consolidating Balance Sheets (Unaudited)
(Amounts in thousands)

                                                                                July 31, 1999
                                                    ----------------------------------------------------------------------
                                                                 Guarantor    Non-Guarantor
                                                     Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                    ----------------------------------------------------------------------
Assets
CURRENT ASSETS:
Cash and cash equivalents......................     $  4,000     $ 16,791       $   592        $       -        $ 21,383
Accounts receivable - trade....................       23,739       (5,547)           81                -          18,273
Accounts receivable - intercompany.............      377,819            -             -         (377,819)              -
Merchandise Inventory..........................      125,850      332,126         5,448                -         463,424
Other..........................................       23,562        8,665           215                -          32,442
                                                    --------------------------------------------------------------------
  Total Current Assets.........................      554,970      352,035         6,336         (377,819)        535,522

PROPERTY AND EQUIPMENT, NET....................       50,142      143,471         3,103                -         196,716
INVESTMENTS IN SUBSIDIARIES....................      179,055            -             -         (179,055)              -
GOODWILL, NET..................................            -       69,866             -                -          69,866
OTHER ASSETS...................................       12,492        3,585            11                -          16,088
                                                    --------------------------------------------------------------------
    Total Assets...............................     $796,659     $568,957       $ 9,450        $(556,874)       $818,192
                                                    --------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable...............................     $ 66,033     $ (3,262)      $     -        $       -        $ 62,771
Accounts payable  - intercompany...............            -      367,719        10,100         (377,819)              -
Accrued expenses...............................       47,121       10,366            82                -          57,569
Current maturities of long-term obligations....        7,000            1             -                -           7,001
                                                    --------------------------------------------------------------------
  Total Current Liabilities....................      120,154      374,824        10,182         (377,819)        127,341
LONG-TERM OBLIGATIONS..........................      371,838            -             -                -         371,838
DEFERRED LEASE RENTALS.........................        1,145       13,561             -                -          14,706
DEFERRED INCOME TAXES..........................          821          785             -                -           1,606
                                                    --------------------------------------------------------------------
  Total Liabilities............................      493,958      389,170         10,182        (377,819)        515,491
                                                    --------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock...................................            3           11              -             (11)              3
Additional Paid-In Capital.....................      249,719      115,376              -        (115,376)        249,719
Retained Earnings..............................       52,979       64,400           (732)        (63,668)         52,979
                                                    --------------------------------------------------------------------
  Total Stockholders' Equity...................      302,701      179,787           (732)       (179,055)        302,701
                                                    --------------------------------------------------------------------
    Total Liabilities and Equity...............     $796,659     $568,957       $  9,450       $(556,874)       $818,192
                                                    --------------------------------------------------------------------

                                                                             January 30, 1999
                                                 ----------------------------------------------------------------------
                                                              Guarantor    Non-Guarantor
                                                  Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                 ----------------------------------------------------------------------
Assets
Current Assets:

Cash and cash equivalents......................  $  1,856     $ 10,309      $    247        $       -        $ 12,412
Accounts receivable - trade....................    18,875            -             -                           18,875
Accounts receivable - intercompany.............   279,375            -             -         (279,375)              -
Merchandise Inventory..........................    97,030      297,247         5,624                          399,901
Other..........................................     7,057       11,030           215                           18,302
                                                 --------------------------------------------------------------------
  Total Current Assets.........................   404,193      318,586         6,086         (279,375)        449,490
PROPERTY AND EQUIPMENT, NET....................    45,097      112,693         2,802                          160,592
INVESTMENTS IN SUBSIDIARIES....................   191,507            -             -         (191,507)              -
GOODWILL, NET..................................                 71,084                                         71,084
OTHER ASSETS...................................     1,287        6,932            11                            8,230
                                                 --------------------------------------------------------------------
    Total Assets...............................  $642,084     $509,295      $  8,899        $(470,882)       $689,396
                                                 --------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable...............................  $ 81,341     $ 18,540      $    441                        $ 100,322
Accounts payable  - intercompany...............         -      270,767         8,608         (279,375)              -
Accrued expenses...............................    11,563       13,161           105                           24,829
Income taxes...................................       902            -             -                              902
Current maturities of long-term obligations....     6,108          531             -                            6,639
                                                 --------------------------------------------------------------------
  Total Current Liabilities....................    99,914      302,999         9,154         (279,375)        132,692
LONG-TERM OBLIGATIONS..........................   215,186        1,017                                        216,203
DEFERRED LEASE RENTALS.........................       457       12,705             -                           13,162
DEFERRED INCOME TAXES..........................       821          812             -                            1,633
                                                 --------------------------------------------------------------------
  Total Liabilities............................   316,378      317,533         9,154         (279,375)        363,690
                                                 --------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock...................................         3           11             -              (11)              3
Additional Paid-In Capital.....................   249,590      115,376             -         (115,376)        249,590
Retained Earnings..............................    76,113       76,375          (255)         (76,120)         76,113
                                                 --------------------------------------------------------------------
  Total Stockholders' Equity...................   325,706      191,762          (255)        (191,507)        325,706
                                                 --------------------------------------------------------------------
    Total Liabilities and Equity...............  $642,084     $509,295      $  8,899        $(470,882)       $689,396
                                                 --------------------------------------------------------------------

Condensed Consolidating Statements of Operations (Unaudited)
(Amounts in thousands)

                                                                                THREE MONTHS ENDED JULY 31, 1999
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------
Net sales...............................................    $ 30,925       $191,002        $3,841        $     -         $225,768
Cost of sales...........................................      24,200        131,115         2,587              -          157,902
                                                            -----------------------------------------------------------------------
Gross profit............................................       6,725         59,887         1,254              -           67,866
                                                            -----------------------------------------------------------------------
Franchise fees, royalties and other revenue.............         261             75          (192)             -              144
                                                            -----------------------------------------------------------------------
Operating expenses:
  Store operating.......................................      10,708         76,365         1,545              -           88,618
  Store opening costs...................................         231          2,362             -              -            2,593
  Amortization of intangibles...........................         647             10             -              -              657
  General and administrative............................       1,238          7,785           176              -            9,199
                                                            -----------------------------------------------------------------------
    Total operating expenses............................      12,824         86,522         1,721              -          101,067
                                                            -----------------------------------------------------------------------
Operating loss..........................................      (5,838)       (26,560)         (659)             -          (33,057)
Interest expense, net...................................       9,107              -             -              -            9,107
                                                            -----------------------------------------------------------------------
Loss before income taxes................................     (14,945)       (26,560)         (659)             -          (42,164)
Benefit for income taxes................................      (5,752)       (10,225)         (254)             -          (16,231)
                                                            -----------------------------------------------------------------------
Loss before equity in loss of subsidiaries..............      (9,193)       (16,335)         (405)             -          (25,933)
Equity in loss of subsidiaries..........................     (16,740)             -             -         16,740                -
                                                            -----------------------------------------------------------------------
Net loss................................................    $(25,933)      $(16,335)       $ (405)       $16,740         $(25,933)
                                                            -----------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED JULY 31, 1998
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------
Net sales..............................................      $24,227      $145,562        $5,540           $  -          $175,329
Cost of sales..........................................       13,741        82,323         3,749              -            99,813
                                                            -----------------------------------------------------------------------
Gross profit...........................................       10,486        63,239         1,791              -            75,516
                                                            -----------------------------------------------------------------------
Franchise fees, royalties and other revenue............          653          (365)            -              -               288
                                                            -----------------------------------------------------------------------
Operating expenses:
  Store operating......................................       10,198        41,341         1,465              -            53,004
  Store opening costs..................................         (364)        2,254             -              -             1,890
  Amortization of intangibles..........................           45           388             -              -               433
  General and administrative...........................        2,145         3,637             -              -             5,782
                                                            -----------------------------------------------------------------------
  Total operating expenses.............................       12,024        47,620         1,465              -            61,109
                                                            -----------------------------------------------------------------------
Operating (loss) income................................         (885)       15,254           326              -            14,695
Interest expense, net..................................        1,664            62             -              -             1,726
                                                            -----------------------------------------------------------------------
(Loss) Earnings before income taxes....................       (2,549)       15,192           326              -            12,969
(Benefit) provision for income taxes...................         (987)        5,855           125              -             4,993
                                                            -----------------------------------------------------------------------
(Loss) Earnings before equity in earnings of
  subsidiaries.........................................       (1,562)        9,337           201              -             7,976
Equity in earnings of subsidiaries.....................        9,538             -             -         (9,538)                -
                                                             -----------------------------------------------------------------------
Net earnings...........................................      $ 7,976      $  9,337        $  201        $(9,538)         $  7,976
                                                             -----------------------------------------------------------------------

                                                                                 SIX MONTHS ENDED JULY 31, 1999
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------
Net sales                                                    $ 69,541     $369,960        $7,252            $  -          $446,753
Cost of sales                                                  46,866      234,869         4,700               -           286,435
                                                             -----------------------------------------------------------------------
Gross profit                                                   22,675      135,091         2,552               -           160,318
                                                             -----------------------------------------------------------------------
Franchise fees, royalties and other revenue                       521          125          (362)              -               284
                                                             -----------------------------------------------------------------------
Operating expenses:
  Store operating                                              21,860      131,948         2,689               -           156,497
  Store opening costs                                             318        6,575             -               -             6,893
  Amortization of intangibles                                     692          617             -               -             1,309
  General and administrative                                    2,808       13,178           276               -            16,262
                                                             -----------------------------------------------------------------------
    Total operating expenses                                   25,678      152,318         2,965               -           180,961
                                                             -----------------------------------------------------------------------
Operating loss                                                 (2,482)     (17,102)         (775)              -           (20,359)
Interest expense, net                                          14,251            -             -               -            14,251
                                                             -----------------------------------------------------------------------
Loss before income taxes and cumulative
  effect of change in accounting principle                    (16,733)     (17,102)         (775)              -           (34,610)
Benefit for income taxes                                       (6,440)      (6,585)         (298)              -           (13,323)
                                                             -----------------------------------------------------------------------
Loss before equity in loss
  of subsidiaries and cumulative effect
  of change in accounting principle                           (10,293)     (10,517)         (477)              -           (21,287)
Equity in loss of subsidiaries                                (12,452)           -             -          12,452                 -
Cumulative effect of change in
  accounting principle                                           (389)      (1,458)            -               -            (1,847)
                                                             -----------------------------------------------------------------------
Net loss                                                     $(23,134)    $(11,975)       $ (477)        $12,452          $(23,134)
                                                             -----------------------------------------------------------------------


                                                                                SIX MONTHS ENDED JULY 31, 1998
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------
Net sales                                                    $54,538       $264,737        $7,975           $  -         $327,250
Cost of sales                                                 31,902        150,983         5,231              -          188,116
                                                            -----------------------------------------------------------------------
Gross profit                                                  22,636        113,754         2,744              -          139,134
                                                            -----------------------------------------------------------------------
Franchise fees, royalties and other revenue                    1,445           (849)            -              -              596
                                                            -----------------------------------------------------------------------
Operating expenses:
  Store operating                                             17,453         78,207         2,100              -           97,760
  Store opening costs                                            372          4,268           603              -            5,243
  Amortization of intangibles                                     90            703             -              -              793
  General and administrative                                   3,024          8,157             -              -           11,181
                                                            -----------------------------------------------------------------------
    Total operating expenses                                  20,939         91,335         2,703              -          114,977
                                                            -----------------------------------------------------------------------
Operating income                                               3,142         21,570            41              -           24,753
Interest expense, net                                          2,266             62             -              -            2,328
                                                            -----------------------------------------------------------------------
Earnings before income taxes                                     876         21,508            41              -           22,425
Provision for income taxes                                       338          8,281            15              -            8,634
                                                            -----------------------------------------------------------------------
Earnings before equity in earnings
  of subsidiaries                                                538         13,227            26              -           13,791
Equity in earnings of subsidiaries                            13,253              -             -        (13,253)               -
                                                            -----------------------------------------------------------------------
Net earnings                                                 $13,791       $ 13,227        $   26       $(13,253)        $ 13,791
                                                            -----------------------------------------------------------------------


Condensed Consolidating Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                                                  SIX MONTHS ENDED JULY 31, 1999
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss................................................   $ (23,134)   $ (11,975)      $  (477)       $ 12,452       $(23,134)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Cumulative effect of change in
        accounting principle.............................         389        1,458             -               -           1,847
      Depreciation and amortization......................       3,270       10,956           199               -          14,425
      Deferred income taxes..............................        (902)         874             -               -             (28)
      Deferred lease rentals.............................         688          857             -               -           1,545
      Undistributed earnings of subsidiaries.............      12,452            -             -         (12,452)              -
      Loss on disposal of property and equipment.........         102          953            35               -           1,090
  Changes in assets and liabilities providing
    (using) cash
      Accounts receivable................................      (4,864)       5,547           (81)              -             602
      Merchandise inventories............................     (28,820)     (34,879)          176               -         (63,523)
      Other assets.......................................     (27,710)       3,803             -               -         (23,907)
      Accounts payable...................................     (15,308)     (21,802)         (441)              -         (37,551)
      Accrued expenses...................................      35,558       (3,697)          (23)              -          31,838
      Advances to/from subsidiaries......................     (98,200)      96,708         1,492               -               -
                                                           ---------------------------------------------------------------------
          Net cash provided by (used in)
            operating activities.........................    (146,479)      48,803           880               -         (96,796)
                                                           ---------------------------------------------------------------------
INVESTING ACTIVITIES--
  Purchases of property and equipment....................      (8,916)     (40,802)         (535)              -         (50,253)
                                                           ---------------------------------------------------------------------
      Net cash used for investing activities.............      (8,916)     (40,802)         (535)              -         (50,253)
                                                           ---------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings (repayments) of long-term
     obligations, net....................................     157,410       (1,519)            -               -         155,891
  Proceeds from exercise of options......................         129            -             -               -             129
                                                           ---------------------------------------------------------------------
          Net cash provided by (used in)
            financing activities.........................     157,539       (1,519)            -               -         156,020
                                                           ---------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................       2,144        6,482           345               -           8,971
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD.......       1,856       10,309           247               -          12,412
                                                           ---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD.............   $   4,000     $ 16,791       $   592         $     -        $ 21,383
                                                           ---------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED JULY 31, 1998
                                                            -----------------------------------------------------------------------
                                                                          Guarantor    Non-Guarantor
                                                              Parent    Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                            -----------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net  earnings..........................................   $  13,791     $ 13,227       $    26         $(13,253)       $ 13,791
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization......................       2,086        4,208           126                -           6,420
      Deferred income taxes..............................        (704)         662             -                -             (42)
      Deferred lease rentals.............................         111        1,137             -                -           1,248
      Undistributed earnings of subsidiaries.............     (13,253)           -             -           13,253               -
  Changes in assets and liabilities providing
    (using) cash, net of effects of acquisition:
      Accounts receivable................................      (1,657)         405             -                -          (1,252)
      Merchandise inventories............................      (9,880)     (65,789)       (4,525)               -         (80,194)
      Other assets.......................................         479        4,566           (59)               -           4,986
      Accounts payable...................................      19,885       15,040            90                -          35,015
      Accrued expenses...................................      (3,504)       5,948           104                -           2,548
      Income taxes.......................................        (478)        (885)            -                -          (1,363)
      Advances to/from subsidiaries......................     (50,034)      42,287         7,747                -               -
                                                            ---------------------------------------------------------------------
        Net cash provided by (used in)
          operating activities...........................     (43,158)      20,806         3,509                -         (18,843)
                                                            ---------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment....................        (833)     (19,864)       (2,917)               -         (23,614)
  Acquisitions, net of cash acquired.....................        (199)           -             -                -            (199)
                                                            ---------------------------------------------------------------------
    Net cash used for investing activities...............      (1,032)     (19,864)       (2,917)               -         (23,813)
                                                            ---------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings (repayments) under financing
    agreements, net......................................     (49,369)           -             -                -         (49,369)
  Borrowings (repayments) of long-term obligations, net..         (23)           -             -                -             (23)
  Proceeds from issuance of common stock.................      20,000            -             -                -          20,000
  Proceeds from exercise of options......................       2,796            -             -                -           2,796
                                                            ---------------------------------------------------------------------
    Net cash used in financing activities................     (26,596)           -             -                -         (26,596)
                                                            ---------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     (70,786)         942           592                -         (69,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD.......      77,228        5,262             -                -          82,490
                                                            ---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD.............   $   6,442     $  6,204       $   592        $       -        $ 13,238
                                                            ---------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company operates retail stores in the brand-name athletic and outdoor footwear and apparel market. The Company was founded in 1977 with the opening of a small mall-based store and in 1988, Just For Feet opened its first superstore in Birmingham, Alabama. At September 15, 1999 there were 151 Just For Feet superstores operating in 26 states and Puerto Rico. The Company opened 17 new superstores and 14 former Sneaker Stadium superstores were remodeled and reopened through September 15, 1999. The Company expects to open two more new superstores during the remainder of fiscal 1999 and may open up to five new superstores in fiscal 2000 (for which leases have already been signed), depending upon market and other conditions. The Company may change the rate of opening of new superstores in any one fiscal quarter. At September 15, 1999, there were 172 Company-owned and 38 franchised specialty stores in 23 states and Puerto Rico.

  In late fiscal 1998 and continuing into fiscal 1999, the Company experienced some operational and market difficulties and identified excess inventory of over
$50.0 million at May 1, 1999 at the specialty store division.   These factors
had an adverse impact on the Company's profitability in the first quarter of fiscal 1999. These continuing difficulties and the Company's efforts to alleviate them have resulted in operational difficulties in its superstores as well, which resulted in a net loss for the second quarter of fiscal 1999 and will cause a net loss for fiscal 1999. The excess inventory at the specialty store division was attributable mainly to footwear orders placed at the division level which were in excess of the division's needs, as well as lower than expected sales volumes in the specialty stores. Primarily as a result of these lower than planned sales volumes and abnormally high inventory levels, the Company has experienced, on a consolidated basis, lower gross margins, higher store operating expenses and higher net interest expense than planned. The Company began efforts to significantly reduce its inventory levels in June 1999. During June and July, the Company returned $9.9 million in inventory to vendors, liquidated $10.2 million in inventory through special promotions and transferred $21.1 million in inventory from the specialty stores to the superstores. As the Company executed vendor returns and moved merchandise from the specialty stores into the superstores, its superstores experienced delays in the transfer of merchandise from specialty stores and also in the receipt of shipments of new merchandise from vendors. These delays resulted in some newer merchandise not being available in the stores, which, combined with the Company's inventory liquidation strategy in the competitive industry environment, caused the Company to have an overly promotional sales mix. The result was an even greater negative impact on sales, gross margins and store operating expenses than anticipated. As a result, the Company had a net loss in the second quarter of fiscal 1999. In addition to the excess inventory remaining at the specialty store division at July 31 1999, the Company also identified approximately $20.0 million of additional inventory, which it would prefer to replace with fresh goods, for a total of approximately $50.0 million in excess inventory on a consolidated basis. The Company will continue to aggressively reduce inventory during the third and fourth quarters, which will cause continued pressure on sales and gross margins and will create a significant net loss for fiscal 1999.

  As a result of these difficulties, the Company has instituted a moratorium on the signing of new store leases for all divisions while it evaluates all of its locations to determine whether they meet its current criteria for profitability. The Company has reduced the number of new superstores it expects to open in fiscal 1999 from 25 to 19 (of which 17 have been opened to date) and has reduced the number of new specialty stores it expects to open in fiscal 1999 from 60 to 37 (of which 36 have been opened to date). The Company may open up to five new superstores in fiscal 2000 (for which leases have already been signed), depending on market and other conditions and currently does not intend to open any new specialty stores in fiscal 2000 unless the current conditions in the athletic footwear industry and the operating results of our specialty store division improve.

  The Company is currently evaluating its capital structure and all phases of operations. The Company has engaged Wasserstein, Perella & Co., Inc. as its financial advisors to assist in this process and to provide advice concerning strategic alternatives available to the Company. Such alternatives could include the closure or sale of certain stores, the sale of one or more divisions of the Company, the sale of certain of the Company's other assets or other strategic alternatives. Due to the Company's excess inventory situation, the previous large intra-company transfers and vendor returns of a portion of this excess inventory and the highly promotional and competitive environment currently existing in the athletic footwear and apparel industry, the evaluation will also include a detailed analysis of the Company's inventory, including a physical count at certain locations. Depending upon the results of this analysis, the Company may record a significant write-down in the value of its inventory in the third quarter of fiscal 1999. In addition, in order to expedite its inventory reduction initiative, the Company may sell certain inventory in one or more transactions at a significant loss. The Company has not completed its overall evaluation and therefore cannot currently quantify the financial impact on future operations. The Company anticipates completing this evaluation by October 30, 1999.

  On September 24, 1999, the Company and all of its domestic subsidiaries entered into a new two-year $175.0 million senior secured revolving credit facility with a syndicate of banks and a revised senior credit facility of $40.0 million with its existing bank group (collectively, the "Credit Facilities"). The $175.0 million revolving facility, which is secured by substantially all of the assets of the Company and its domestic subsidiaries, permits borrowings of up to the lesser of $175.0 million or a calculated borrowing base that is a percentage of eligible inventory. This revolving facility bears interest at LIBOR plus 2.75% and expires on September 24, 2001. The $40.0 million loan bears interest at LIBOR plus 4.00%, is guaranteed by all of the Company's domestic subsidiaries and is secured by a second lien on accounts receivable, inventory and all of the stock of the Company's domestic subsidiaries and 66 2/3% of the stock of the Company's foreign subsidiary and expires on September 25, 2001. The Company immediately used $121.0 million from the $175.0 million revolving facility to repay $121.0 million outstanding under the Company's old $200.0 million senior credit facility (the "Old Facility"), leaving a $40.0 million balance outstanding under the Old Facility, which was then amended as set forth above. On September 24, 1999, the Company had a total of $34.9 million of availability under the Credit Facilities. The Company believes that the Credit Facilities provide it with greater flexibility than the Old Facility. See "--Liquidity and Capital Resources." In the quarter ending October 30, 1999, the Company will write off debt issuance costs relating to the Old Facility.

  On July 2, 1998, the Company acquired Sneaker Stadium, Inc. ("Sneaker"), an operator of 39 athletic footwear and apparel superstores located primarily in the Northeast and Mid-Atlantic regions of the United States. The Company has converted and re-opened as Just For Feet superstores 35 of these stores (14 during the six months ended July 31, 1999) and permanently closed four. In connection with the acquisition, Just For Feet assumed $43.0 million of existing Sneaker Stadium debt and, if the acquired Sneaker Stadium stores attain certain future financial targets, the Company will make additional payments of up to $33.0 million on or after April 30, 2002. The Sneaker acquisition has been accounted for as a purchase and accordingly, the results of operations are included in the consolidated statement of earnings as of the acquisition date. Acquired stores that were remodeled and integrated into the Company's operations were closed during the remodeling period. During such remodeling period, the Company continued to incur rent and other store operating expenses, including salaries and wages, without generating any sales. These expenses, which would otherwise be recognized as store operating costs have instead been classified as store opening costs in the accompanying statement of operations. These conditions may affect the Company's profitability and the comparability of the Company's results of operations for the three and six month periods ended July 31, 1999 as compared to the three and six month periods ended July 31, 1998.

  In recent years, the Company has achieved positive comparable store sales growth on an annual basis. During the three and six month periods ended July 31, 1999, comparable store sales increased 0.9% and 1.6% as compared to 2.2% and 2.8% for the same periods last year. The Company does not expect comparable store sales to continue to increase in the future at historical rates, nor can any assurance be given that increases in comparable store sales will continue. The first quarter of fiscal 1998 was the first quarter that the Company included the specialty stores in the comparable store sales base. The Company will not report the superstores acquired from Sneaker Stadium in its comparable sales results until such stores have been remodeled, reopened and operated as Just For Feet superstores for 13 months.

  Effective with the beginning of the current fiscal year, January 31, 1999, the Company changed its method of accounting for store opening costs as required by Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, (the "SOP"). The SOP requires that start-up costs be expensed as incurred. The Company previously expensed these costs in the month that the store opened. The cumulative effect of the change in accounting principle which resulted from adopting the SOP was a net charge to earnings of approximately $1.8 million ($0.06 per basic and diluted share), net of applicable income taxes of approximately $1.2 million. The effect on the three month period ended July 31, 1999 was a decrease in store opening costs of approximately $805,000, and a decrease in net loss of approximately $551,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $254,000. The effect on the six month period ended July 31, 1999 was an increase in store opening costs of approximately $453,000, and an increase in net loss of approximately $279,000 ($0.01 per basic and diluted share), net of applicable income taxes of approximately $174,000.

  Effective in late fiscal 1998, the Company adopted the standard fiscal year for the retail industry which is a 52/53-week period ending on the Saturday closest to January 31. As a result, fiscal 1999 refers to the period beginning January 31, 1999 and ending January 29, 2000 and fiscal 1998 refers to the period from February 1, 1998 to January 30, 1999. However, all quarters during fiscal 1998 ended the last day of April, July and October and have not been restated as a result of the change in fiscal year.



RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales:


                                 Three Months Ended      Six Months Ended
                                      July 31,               July 31,
                                 ------------------      ----------------
                                   1999      1998          1999     1998
                                   ----      ----          ----     ----
Net sales......................   100.0 %   100.0 %       100.0 %  100.0 %
Cost of sales..................    69.9      56.9          64.1     57.5
                                  -----     -----         -----    -----
  Gross profit.................    30.1      43.1          35.9     42.5

Franchise fees, royalties and
  other revenue................     0.1       0.2           0.1      0.2
Operating expenses:
  Store operating..............    39.3      30.2          35.0     29.9
  Store opening costs..........     1.2       1.1           1.6      1.6
  Amortization of intangibles..     0.3       0.3           0.3      0.2
  General and administrative...     4.1       3.3           3.7      3.4
                                  -----     -----         -----    -----
    Operating (loss) income....   (14.7)      8.4          (4.6)     7.6
Interest expense, net..........    (4.0)     (1.0)         (3.2)    (0.7)
                                  -----     -----         -----    -----
Earnings (loss) before income
  taxes and cumulative effect
  of change in accounting.......  (18.7)      7.4          (7.8)     6.9
(Benefit) provision for income
  taxes.........................   (7.2)      2.8          (3.0)     2.6
                                  -----     -----         -----    -----
Earnings (loss) before
  cumulative effect of change
  in accounting.................  (11.5)      4.6          (4.8)     4.3
Cumulative effect of change in
  accounting....................      -         -          (0.4)       -
                                  -----     -----         -----    -----
    Net earnings (loss).........  (11.5)%     4.6 %        (5.2)%    4.3 %
                                  =====     =====         =====    =====

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

Net Sales - Net sales increased $50.4 million, or 28.8%, to $225.8 million in the second quarter of fiscal 1999 compared to net sales of $175.3 million for the second quarter of fiscal 1998. This increase was primarily attributable to 58 new superstores (including 35 remodeled and re-opened former Sneaker Stadium superstores) and 68 new specialty stores opened since July 31, 1998 and an increase in comparable store sales of 0.9%. Although sales increased for the three months ended July 31, 1999, they were more promotional in nature due to the Company's aggressive inventory reduction plan and the highly promotional activity in the athletic footwear industry. Implementation of the Company's inventory reduction initiative caused a delay in the receipt of new back to school product which also negatively impacted sales during the quarter. The calculation of comparable store sales included 81 superstores and 95 specialty stores at July 31, 1999. The acquisition of Sneaker Stadium on July 2, 1998 has been accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated statement of earnings from the July 2, 1998 acquisition date.

Gross Profit - Gross profit for the second quarter of fiscal 1999 decreased 10.1% to $67.9 million from $75.5 million in the comparable prior year period. The Company's gross margins were negatively impacted during the quarter ended July 31, 1999 by the aggressive inventory reduction plan (through promotional pricing, reduced discounts and additional freight charges from the internal movement of inventory from specialty stores to superstores) and other promotional activities. As a percentage of net sales, gross profit for the second quarter of fiscal 1999 decreased to 30.1% from 43.1% for the second quarter of fiscal 1998.

Franchise fees, Royalties and Other Revenue. Franchise fees, royalties and other revenue decreased 50.0% to $144,000 in the second quarter of fiscal 1999 from $288,000 in the second quarter of fiscal 1998 primarily as a result of the Company not recognizing any royalty income from its sole superstore franchisee as a result of a lawsuit filed against the Company by the franchisee in April 1999. The franchise agreements with this franchisee were terminated during the second quarter of fiscal 1999.

Store Operating Expenses. Store operating expenses increased $35.6 million or 67.2% to $88.6 million in the second quarter of fiscal 1999 from $53.0 million in the second quarter of fiscal 1998. The increase was primarily attributable to the operating expenses of the 23 new superstores, the 35 re-opened former Sneaker Stadium superstores and 68 new specialty stores opened since July 31, 1998. As a percentage of net sales, store operating expenses increased to 39.3% for the three month period ended July 31, 1999 from 30.2% for the three month period ended July 31, 1998. This increase was primarily a result of lower than planned sales and increased payroll and other costs associated with the internal movement of inventory and to support the increased promotional sales activity in the stores in connection with the Company's inventory reduction initiative. Advertising costs were also higher than planned, as a result of the increased promotional activity and lower vendor co-op. Additionally, the converted Sneaker Stadium superstores and new specialty stores opened primarily in the latter part of fiscal 1998 and in 1999 have not achieved anticipated sales levels which has resulted in a higher store operating expense ratio.

Store Opening Costs. Effective with the beginning of the current fiscal year (January 31, 1999) the Company changed its method of accounting for store opening costs as required by Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, (the "SOP"). The SOP requires that start-up activities and organization costs be expensed as incurred. The Company previously expensed these costs for new stores in the month that the new store
opened.   The effect on the three month period ended July 31, 1999 was a decrease in store opening costs of approximately $805,000, and a decrease in net loss of approximately $551,000 ($0.02 per basic and diluted share), net of applicable income taxes of approximately $254,000. Store opening costs increased $703,000 from $1.9 million for the second quarter of fiscal 1998 to $2.6 million for the second quarter of fiscal 1999. The Company opened 11 new superstores including the final two converted former Sneaker Stadium superstores and nine new specialty stores in the second quarter of fiscal 1999 as compared to four new superstores and 13 new specialty stores in the second quarter of fiscal 1998. As a percentage of net sales, store opening costs remained relatively constant at 1.2% and 1.1% for the second quarters of fiscal 1999 and 1998, respectfully.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased to approximately $657,000 for the second quarter of fiscal 1999 from approximately $433,000 in the second quarter of fiscal 1998. This increase is primarily attributable to the amortization of goodwill resulting from the acquisition of Sneaker Stadium in July of 1998.

General and Administrative Expenses. General and administrative expenses increased $3.4 million or 59.1%, to $9.2 million in the second quarter of fiscal 1999 from $5.8 million in the second quarter of fiscal 1998. This increase was primarily attributable to the increase in corporate staff and systems to support the Company's planned growth and relocation of the Specialty Store Division corporate headquarters from Flint, Michigan to Birmingham, Alabama, increased levels of equipment lease expense, legal and professional fees and the write-off of architectural fees incurred for stores the Company no longer anticipates opening. As a percentage of net sales, general and administrative expenses increased to 4.1% in the second quarter of fiscal 1999 from 3.3% in the second quarter of fiscal 1998, due primarily to the lower than planned sales and the increased costs as discussed above.

Operating Income (Loss). The combination of lower than anticipated sales, significantly lower gross margins and higher expenses resulted in an operating loss for the second quarter of fiscal 1999 of $33.1 million as compared to operating income of $14.7 million in the second quarter of fiscal 1998, a decrease of $47.8 million. Operating income (loss), as a percentage of net sales, was (14.7)% in the second quarter of fiscal 1999 as compared to 8.4% in the second quarter of fiscal 1998 primarily due to the factors outlined above.

Net Interest Expense. Net interest expense was $9.1 million in the second quarter of fiscal 1999, compared to $1.7 million in the second quarter of fiscal 1998. The increase in net interest expense was primarily due to the increase in debt to fund (i) the acquisition of Sneaker Stadium, (ii) the cash requirements for opening 23 new superstores and 68 new specialty stores, and the remodeling and re-opening of 35 former Sneaker Stadium superstores since July 31, 1998 and
(iii) the cash requirements of funding higher than planned inventory levels in the second quarter of fiscal 1999. Interest expense was also impacted by the higher interest rate on the $200.0 million 11% notes issued in April 1999 and the higher rates charged under the revolving senior credit facility during the second quarter of fiscal 1999.

Net Earnings (Loss). As a result of the above factors, the net loss for the second quarter of fiscal 1999 was $25.9 million (($0.83) per diluted share) as compared to net earnings of $8.0 million ($0.25 per diluted share) in the second quarter of fiscal 1998, a decrease of $33.9 million.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

Net Sales - Net sales increased $119.5 million, or approximately 36.5%, to $446.8 million in the first six months of fiscal 1999 compared to net sales of $327.3 million for the first six months of fiscal 1998. This increase was primarily attributable to 58 new superstores (including 35 remodeled and re-opened former Sneaker Stadium superstores) and 68 new specialty stores opened since July 31, 1998 and an increase in comparable store sales of 1.6%. Although sales increased for the six months ended July 31, 1999, they were more promotional in nature due to the Company's aggressive inventory reduction plan and the highly promotional activity in the athletic footwear industry. Implementation of the Company's inventory reduction initiative caused a delay in the receipt of new back to school product which also negatively impacted sales during the period. The calculation of comparable store sales included 81 superstores and 95 specialty stores at July 31, 1999. The acquisition of Sneaker Stadium on July 2, 1998 has been accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated statement of earnings from the July 2, 1998 acquisition date.

Gross Profit - Gross profit increased 15.2% to $160.3 million for the first six months in fiscal 1999 from $139.1 million for the first six months of fiscal 1998 primarily as a result of increased sales. The Company's gross margins were negatively impacted during the six months ended July 31, 1999 by the aggressive inventory reduction plan (through promotional pricing, reduced discounts and additional freight charges from the internal movement of inventory from specialty stores to superstores) and other promotional activities. As a percentage of net sales, gross profit for the first six months of fiscal 1999 and 1998 was 35.9% and 42.5%, respectively.

Franchise fees, Royalties and Other Revenue. Franchise fees, royalties and other revenue decreased 52.3% to $284,000 for the first six months of fiscal 1999 from $586,000 for the first six months of fiscal 1998 primarily as a result of the Company not recognizing any royalty income from its sole superstore franchisee as a result of a lawsuit filed against the Company by the franchisee in April 1999. The franchise agreements with this franchisee were terminated during the second quarter of fiscal 1999.

Store Operating Expenses. Store operating expenses increased approximately 60.1% to $156.5 million in the first six months of fiscal 1999 from $97.8 million in the first six months of fiscal 1998. The increase was primarily attributable to the operating expenses of the 23 new superstores, the 35 re-opened former Sneaker Stadium superstores and the 68 new specialty stores opened since July 31, 1998. As a percentage of net sales, store operating expenses increased to 35.0% for the six month period ended July 31, 1999 from 29.9% for the first six months of fiscal 1998. This increase was primarily a result of lower than planned sales and increased payroll and other costs associated with the internal movement of inventory and to support the increased promotional sales activity in the stores in connection with the Company's inventory reduction initiative. Advertising costs were also higher than planned, as a result of the increased promotional activity and lower vendor co-op. Additionally, the converted Sneaker Stadium superstores and new specialty stores opened primarily in the latter part of fiscal 1998 and in 1999 have not achieved anticipated sales levels which have resulted in a higher store operating expense ratio than in the comparable prior year period.

Store Opening Costs. Effective with the beginning of the current fiscal year (January 31, 1999) the Company changed its method of accounting for store opening costs as required by Statement of Position No. 98-5, Reporting on the Cost of Start-Up Activities, (the "SOP"). The SOP requires that start-up activities and organization costs be expensed as incurred. The Company previously expensed these costs for new stores in the month that the new store opened. The effect on the six month period ended July 31, 1999 was an increase in store opening costs of approximately $453,000, and an increase in net loss of approximately $279,000 ($0.01 per basic and diluted share), net of applicable income taxes of approximately $174,000. Store opening costs increased $1.7 million from $5.2 million for the six months ended July 31, 1998 to $6.9 million for the six months ended July 31, 1999. The Company opened 28 new superstores including the 14 converted former Sneaker Stadium superstores and 36 new specialty stores in the six month period ended July 31, 1999 as compared to 17 new superstores and 19 new specialty stores in the six month period ended July 31, 1998. As a percentage of net sales, store opening costs remained constant at 1.6% for the first six months of fiscal 1999 and 1998.

Amortization of Intangibles. Amortization of intangibles, which includes amortization of goodwill and franchise rights, increased 65.1% to approximately $1.3 million for the first six months of fiscal 1999 from $793,000 for the first six months of fiscal 1998. This increase was primarily attributable to the amortization of goodwill resulting from the acquisitions of Athletic Attic, Imperial Sports and Sneaker Stadium.

General and Administrative Expenses. General and administrative expenses increased to $16.3 million, or approximately 45.4%, in the first six months of fiscal 1999 from $11.2 million in the first six months of fiscal 1998. This increase was primarily attributable to the increase in corporate staff and systems to support the Company's planned growth and relocation of the Specialty Store Division corporate headquarters from Flint, Michigan to Birmingham, Alabama, increased levels of equipment lease expense, legal and professional fees and the write-off of architectural fees incurred for stores the Company no longer anticipates opening. As a percentage of net sales, general and administrative expenses increased to 3.7% in the first six months of fiscal 1999 from 3.4% in the first six months of fiscal 1998, due primarily to the lower than planned sales volume and the increased costs as discussed above.

Operating Income (Loss). The combination of lower than anticipated sales, significantly lower gross margins and higher expenses resulted in an operating loss in the first six months of fiscal 1999 of $20.4 million as compared to operating income of $24.8 million in the comparable period of fiscal 1998. Operating income (loss) as a percentage of net sales, was (4.6)% for the first six months of fiscal 1999 as compared to 7.6% for the first six months of fiscal 1998.

Net Interest Expense. Net interest expense increased to approximately $14.3 million in the first six months of fiscal 1999 from $2.3 million for the first six months of fiscal 1998. The increase in net interest expense was primarily due to the increase in debt to fund (i) the acquisition of Sneaker Stadium, (ii) the cash requirements for opening 23 new superstores and 68 new specialty stores, and the remodeling and re-opening of 35 former Sneaker Stadium superstores since July 31, 1998 and (iii) the cash requirements of funding higher than planned inventory levels in the second quarter of fiscal 1999. Interest expense was also impacted by the higher interest rate on the $200.0 million 11% notes issued in April 1999 and the higher rates charged under the revolving senior credit facility during the second quarter of fiscal 1999.

Earnings (Loss) Before the Cumulative Effect of the Change in Accounting. As a result of the above factors, the Company experienced a loss before the cumulative effect of the change in accounting principle of $21.3 million for the first six months of fiscal 1999 as compared to earnings of $13.8 million in the first six months of fiscal 1998.

Cumulative Effect of the Change in Accounting. The cumulative effect of the change in accounting principle that resulted from adopting the SOP was a net charge to earnings of $1.8 million, net of applicable income taxes of $1.2 million.

Net Income (Loss). As a result of the above factors, the net loss for the first six months of fiscal 1999 was $23.1 million (($0.74) per diluted share) as compared to net income of $13.8 million ($0.44 per diluted share) for the first six months of fiscal 1998, a decrease of $36.9 million.

LIQUIDITY AND CAPITAL RESOURCES

  Just For Feet's primary sources of working capital have been cash flows from operations, borrowings under its revolving credit facility and other credit facilities and proceeds from public and private offerings of securities. The Company had working capital of $408.2 million and $316.8 million at July 31, 1999 and January 30, 1999, respectively. The principal use of cash has been to fund new store openings, acquisitions and store operations, to remodel the acquired Sneaker Stadium superstores and to purchase inventory, equipment and fixtures. During the first six months ended July 31, 1999, the Company spent $50.3 million for property and equipment, including $25.5 million to open new stores, $21.3 million for improvements to existing stores, and $3.5 million for corporate additions and improvements. The Company's short-term operational cash requirements are not highly seasonal. The Company had $21.4 million and $24.6 million in cash and cash equivalents as of July 31, 1999 and September 24, 1999, respectively. An additional need for liquidity going forward will arise from interest payable on our 11% senior subordinated notes due 2009 and the revolving credit facility.

  Due to the Company's need for additional cash, on September 24, 1999, the Company and all of its domestic subsidiaries entered into a new two-year $175.0 million senior secured revolving credit facility with a syndicate of banks and a revised senior credit facility of $40.0 million with its existing bank group (collectively, the "Credit Facilities"). The $175.0 million revolving facility, which is secured by substantially all of the assets of the Company and its domestic subsidiaries, permits borrowings of up to the lesser of $175.0 million or a calculated borrowing base that is a percentage of eligible inventory. This revolving facility bears interest at LIBOR plus 2.75% and expires on September 24, 2001. The $40.0 million loan bears interest at LIBOR plus 4.00%, is guaranteed by all of the Company's domestic subsidiaries and is secured by a second lien on accounts receivable, inventory and all of the stock of the Company's domestic subsidiaries and 66 2/3% of the stock of the Company's foreign subsidiary, and expires on September 25, 2001. The Company immediately used $121.0 million from the $175.0 million revolving facility to repay $121.0 million outstanding under the Company's old $200.0 million senior credit facility (the "Old Facility") leaving a $40.0 million balance under the Old Facility, which was then amended as set forth above. At September 24, 1999, the Company had a total of $34.9 million available for borrowing under the Credit Facilities. Management currently believes that the funds available to it under the Credit Facilities, along with cash on hand and internally generated funds, will permit the Company to meet its cash needs through the end of the fiscal year (January 29, 2000). However, if there is a material reduction of internally generated funds in the interim, the Company may not be able to fund its working capital needs without additional funds from outside sources. In such event, the Company will need to negotiate revisions to its credit facilities or meet its additional cash needs through additional borrowings or equity infusions, sales of certain of its assets, or some combination of the foregoing. After the end of the fiscal year, depending upon the Company's ability to generate additional cash through its operations or through the various alternatives being explored by management and its advisors, including Wasserstein Perella, the Company may need to raise additional capital through debt or equity financing or otherwise. There can be no assurance that the Company will be able to obtain such financing as and when required or on acceptable terms.

  In the quarter ending October 30, 1999, the Company will write off debt issuance costs relating to the Old Facility. The Old Facility had been obtained on December 10, 1998, from a syndicate of banks. At September 24, 1999, the Company had $161.0 million outstanding under the Old Facility, of which $121.0 million was repaid from the $175.0 million revolving credit facility.

  On April 15, 1999, the Company completed a $200.0 million private placement of 11% senior subordinated notes (see Note 6). Proceeds from such private placement were used to repay an $80.0 million term loan and $113.0 million outstanding under the Company's Old Facility.

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

  The Company has opened 31 superstores, including 14 remodeled former Sneaker Stadium superstores and 36 specialty stores through September 15, 1999. The Company anticipates opening two new superstores and one new specialty store during the remainder of fiscal 1999, and may open up to five new superstores in fiscal 2000 (for which leases have already been signed), depending upon market and other conditions.

  Management intends to hold the Company's near-term capital expenditures to a minimum operating level. The Company plans to spend a total of approximately $65.0 to $70.0 million on capital expenditures in fiscal 1999. Included in this estimate is approximately $33.0 to $38.0 million for the opening of new superstores and new specialty stores (of which $25.5 million has been spent through July 31, 1999) and approximately $32.0 million in connection with other capital improvements to its business (of which $24.8 million has been spent through July 31, 1999). The Company is not currently planning any material capital expenditures other than those mentioned above.

  The Company's ability to fund its working capital and capital expenditure requirements, open new stores, make interest payments and meet its other cash requirements depends primarily on current cash and cash equivalents, internally generated funds and funds available under the Company's credit facilities. Management currently believes that such sources will be sufficient to meet the Company's capital requirements and operating needs for the remainder of the fiscal year. However, if there is a material reduction of internally generated funds in the interim, the Company may not be able to fund its working capital needs without additional funds from outside sources. In such event, the Company will need to negotiate revisions to its credit facilities or meet its additional cash needs through additional borrowings or equity infusions, sales of certain of its assets, or some combination of the foregoing. After the end of the fiscal year, depending upon the Company's ability to generate additional cash through its operations or through the various alternatives being explored with Wasserstein Perella, the Company may need to raise additional capital through debt or equity financing or otherwise. There can be no assurance that the Company will be able to obtain such financing as and when required or on acceptable terms.

New Accounting Standards Not Yet Adopted

  In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement, as amended, will be effective for the Company in fiscal 2001. The Company's management has not determined the effect of SFAS No. 133 on its financial statements.

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

   All known Year 2000 upgrade, replacement or remediation efforts for key systems are complete with the following two exceptions:

     . Specialty store division's cash register applications on IBM's Retail
       Applications for DOS (estimated completion date by the end of October
       1999).
     . Ceridian payroll system interface (estimated completion date by the end of October 1999).

  The Company relies on two applications to manage inventory and monitor sales activity: Island Pacific's I3 Merchandising Applications for Retail ("I3") and IBM's Retail Applications for DOS ("RADOS").

  Another application, Premenos, provides electronic data interchange ("EDI") interface capabilities between the Company and vendors for I3 processing. I3 is an inventory and distribution management system that the Company uses to analyze sales and inventory, and to purchase, price and distribute product. The Company also uses an integrated financial package from I3. The Company does not use any other application for inventory item control or for recording financial information. The I3 version 1.3, is the latest supported software release of these applications and is certified Year 2000 compliant by the vendor. I3 runs on the Company's IBM AS400 model 535 computer. The AS400 runs IBM OS400 operating system software, which IBM certifies is Year 2000 compliant. In addition, as part of the AS400 upgrades, which took place in 1997 as part of a normal maintenance routine, the Company ensured Year 2000 compliance of that hardware. The Company also completed a conversion of all point of sale ("POS") equipment in its superstores to address enhanced operational needs which also ensured Year 2000 compliance of those terminals. The completion date of the upgrade to the Year 2000 RADOS release for the specialty stores is expected to be completed by the end of October 1999. All superstore POS registers now operate on the latest version of RADOS, which IBM certifies as being Year 2000 compliant.

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

  The Family Plan application, the Company's "13th pair is free" customer purchase tracking system, tracks customers' shoe purchases and after 12 pairs are purchased, provides customers with a free pair of shoes at a value equal to the average purchase price of the 12 purchased pairs of shoes. The system was developed approximately three years ago using the Delphi development toolkit and is Year 2000 compliant. The application has two components: a corporate application for tracking and reporting and a store component for inquiry and redemption. The corporate application runs on a Solaris 3000 operating system, utilizing Solaris 2.6 and Oracle 7.3. The store component runs on a Compaq Windows 95B personal computer. All system hardware and software for both components are Year 2000 compliant.

  The Company's payroll system consists of the following three major components:

    . Time clock application.
    . Employee information system.
    . Ceridian payroll system interface.

  The time clock application was internally developed along with the human resource and employee information system using the Delphi development toolkit and integrated with an Oracle database containing the employee information including time and attendance information.

  The corporate payroll applications run on a Sun 3000 computer, utilizing Solaris 2.6 and accessing employee data in an Oracle, version 7.3, database.

  The remaining component of the payroll system consists of an interface written by the Company with the Ceridian system that calculates net pay and produces paychecks for Company employees. The interface was written using the Delphi development toolkit. Validation of Ceridian Year 2000 compliance is part of the Company's Compliance Validation Project and is scheduled to be completed by the end of October 1999.

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

  The Company's other applications which are not dependent on computers or software such as security, fire, phone, audio and visual entertainment systems, heating and air conditioning and other such systems have been evaluated and are considered to be Year 2000 compliant. Vendor surveys and requests for certifications of Year 2000 compliance have been received from all major vendors considered critical to the Company's business. The Company is in the process of evaluating the responses from the vendors to determine if a contingency plan is necessary. The estimated completion date for the evaluation and implementation of a contingency plan, if one is deemed necessary, is by the end of October 1999.

  The Company has not incurred any significant historical costs related to the Year 2000 issue as their systems have been upgraded as part of the Company's normal maintenance routines and also due to their rapid growth. Management currently estimates that the total remaining costs of achieving Year 2000 compliance and of assessing major vendor compliance will not exceed $500,000. The most likely worst case scenario would be the interruption of inventory flow due to our vendors experiencing Year 2000 problems. Any failure of the Company's computer system or those of certain third parties to achieve Year 2000 compliance on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

  The Company's major "market risk" exposure is the effect of changing interest rates. The Company manages its interest exposure by using a combination of fixed and variable rate debt. At July 31, 1999, the Company's debt consisted of approximately $229.9 million of fixed-rate debt with a weighted average interest rate of 10.6% and $148.9 million of variable-rate debt with a weighted average interest rate of 7.0%. If interest rates on such variable debt were to increase by 70 basis points (one-tenth of the weighted average variable-rate at July 31, 1999), the net impact on the Company's results of operations and cash flows would not be material.

Cautionary Statement Concerning Forward-Looking Statements

  This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this filing and the Company's other filings with the Securities and Exchange Commission ("SEC") and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timing, magnitude and costs of the Company's participation in the smaller specialty store market of the industry; (ii) the Company's expansion plans; (iii) the Company's ability to successfully integrate recent acquisitions including its ability to successfully convert Sneaker Stadium Superstores to Just For Feet superstores; (iv) potential acquisitions by the Company; (v) trends affecting the Company's financial condition or results of operations, including changes in customer demand and merchandise trends; (vi) the Company's business and growth strategies and (vii) the Company's ability to increase its liquidity through debt or equity financing in the future and improve operating performance. These include statements specifically relating to the effect of recent difficulties in both our superstore and specialty store divisions on our fiscal 1999 results and future expansion plans, our inventory reduction initiative and its impact on sales and gross margins, our need for additional liquidity, as well as the impact of actions taken as a result of the Company's individual store profitability evaluation. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The information contained in this report and the Company's other filings with the SEC, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" identifies important factors that could cause such differences.

PART II

Item 1. Legal Proceedings.
--------------------------

  As previously reported, on April 20, 1999, MBA Marketing Corporation, the sole superstore franchisee of the Company, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern Division, seeking declaratory judgement, an accounting and monetary damages against the Company and Casual Wear II, Inc. The complaint alleges that the Company has breached its obligations under certain franchise agreements between it and the plaintiff and seeks actual damages in excess of $82.5 million, punitive damages in excess of $25.0 million and the right to terminate the franchise agreements. The Company denies all allegations contained in the initial complaint and will vigorously defend these allegations.

  On June 29, 1999, the Company filed a complaint against MBA Marketing Corporation and its principal shareholder, Mathias A. Barouh, claiming trademark infringement, and seeking a preliminary and permanent injunction and monetary damages in excess of $1.0 million. This complaint was filed in the same court as the April 20, 1999 complaint against the Company set forth above. The Court has consolidated the two complaints. After a hearing on the Company's Motion for a preliminary injunction, the Court determined that the franchise agreements had been terminated and granted the Company a preliminary injunction and ordered the franchisee to cease using the Just For Feet name, trademark and other elements of the Just For Feet system in the retail operation of the franchisee's stores by September 2, 1999 and to perform all post termination obligations specified in the franchise agreements by October 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

  On June 1, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors until the next annual meeting of stockholders and until their successors are elected and have qualified: Harold Ruttenberg, Bart Starr, Sr., Michael P. Lazarus, Randall L. Haines, David F. Bellett, Edward S. Croft, III, Warren C. Smith, Helen M. Rockey and John A. Berg. The number of votes cast for and against the election of each nominee for director was as follows:

                                                        Against/Withhold
             Director                        For            Authority
             --------                        ---            ---------

        Harold Ruttenberg...............  27,715,064          553,713
        Bart Starr, Sr. ................  27,410,792          857,985
        Michael P. Lazarus..............  27,715,101          553,676
        Randall L. Haines...............  27,715,101          553,676
        David F. Bellett................  27,715,101          553,676
        Edward S. Croft, III. ..........  27,412,292          856,485
        Warren C. Smith.................  27,715,101          553,676
        Helen M. Rockey.................  27,714,401          554,376
        John A. Berg....................  27,714,401          554,376

  In addition, the Company's stockholders approved an amendment to the Company's 1997 Employee Incentive Plan to increase the number of shares available for issuance pursuant to such plan from 2,900,000 to 4,000,000 shares. The number of votes cast in favor of the amendment was 21,216,930 and the number of votes cast against the amendment was 7,008,557. There were 43,290 abstentions and broker non-votes.

  In addition, the Company's stockholders ratified an amendment to the Company's Non-Employee Director Stock Option Plan to increase the number of shares available for issuance pursuant to such plan from 281,250 to 400,000 shares.
The number of votes cast in favor of the amendment was 23,871,152 and the number of votes cast against the amendment was 4,349,819. There were 47,806 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

        (a)  Exhibits.  The following exhibits have been filed with this Report:

             10.1.2  -   Amendment No. 2 to the Company's Amended and Restated
                         1997 Employee Incentive Plan.

             10.3.1  -   First Amendment dated August 17, 1999 to Employment
                         Agreement between the Company and Eric L. Tyra dated
                         May 1, 1997.

             10.12   -   Just For Feet, Inc. Non-Employee Director Stock Option
                         Plan.

             10.12.1 -   Amendment No. 1 to the Company's Non-Employee Director
                         Stock Option Plan.

             10.12.2 -   Amendment No. 2 to the Company's Non-Employee Director
                         Stock Option Plan.

             10.13   -   Employment Agreement dated May 26, 1999 between the
                         Company and Robert E. Oyster.

        (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the three months ended May 1, 1999.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JUST FOR FEET, INC.



Dated: September 27, 1999        By: /s/  Helen M. Rockey
                                     --------------------
                                 Helen M. Rockey
                                 President and Chief Executive Officer




Dated: September 27, 1999        By: /s/  Peter J. Berman
                                     --------------------
                                 Peter J. Berman
                                 Vice President and Acting Chief Financial
                                  Officer

        Exhibit Index


           Exhibit No.                  Description
           -----------                  -----------

             10.1.2 Amendment No. 2 to the Company's Amended and Restated 1997 Employee Incentive Plan.

             10.3.1 First Amendment dated August 17, 1999 to Employment Agreement between the Company and Eric L. Tyra dated May 1, 1997.

             10.12       Just For Feet, Inc. Non-Employee Director Stock Option
                         Plan.

             10.12.1 Amendment No. 1 to the Company's Non-Employee Director Stock Option Plan.

             10.12.2 Amendment No. 2 to the Company's Non-Employee Director Stock Option Plan.

             10.13 Employment Agreement dated May 26, 1999 between the Company and Robert E. Oyster.

             27          Financial Data Schedule